Form 10QSB
period 2002-03-31
BASIC EMPIRE CORP
filed 2002-04-30
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X     Quarterly  Report Under Section 13 or 15(d) of The Securities Exchange
--------  Act of 1934

                 For the quarterly period ended March 31, 2002

          Transition Report Under Section 13 or 15(d) of The Securities Exchange -------- Act of 1934

                  For the transition period from ______________ to _____________



                         Commission File Number: 0-49608
                                                 -------

                            Basic Empire Corporation
        (Exact name of small business issuer as specified in its charter)

          Nevada                                             75-2955368
--------------------------                          ----------------------------
  (State of incorporation)                           (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 79701-4556
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (915) 682-1761
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES X  NO
                                                               ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 25, 2002: 1,604,952
                                          -------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                            Basic Empire Corporation

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation             9


Part II - Other Information

  Item 1 Legal Proceedings                                                    10

  Item 2 Changes in Securities                                                10

  Item 3 Defaults Upon Senior Securities                                      10

  Item 4 Submission of Matters to a Vote of Security Holders                  10

  Item 5 Other Information                                                    10

  Item 6 Exhibits and Reports on Form 8-K                                     10


Signatures                                                                    10


Item 1 - Part 1 - Financial Statements



                            Basic Empire Corporation
                                 Balance Sheets
                             March 31, 2002 and 2001

                                   (Unaudited)

                                                              March 31,    March 31,
                                                                2002         2001
                                                              ---------    ---------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                   $    --      $    --
                                                              ---------    ---------

Total Assets                                                  $    --      $    --
                                                              =========    =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Advances from shareholder                                  $  11,000    $   7,250
                                                              ---------    ---------

     Total liabilities                                           11,000        7,250
                                                              ---------    ---------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.10 par value
     5,000,000 shares authorized
     1,604,952 shares issued and outstanding, respectively      160,495      160,495
   Accumulated deficit                                         (171,495)    (167,745)
                                                              ---------    ---------

     Total shareholders' equity                                 (11,000)      (7,250)
                                                              ---------    ---------

Total Liabilities and Shareholders' Equity                    $    --      $    --
                                                              =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                            Basic Empire Corporation
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                                Three months    Three months
                                                                    ended           ended
                                                                  March 31,       March 31,
                                                                     2002            2001
                                                                ------------    ------------

Revenues                                                        $       --      $       --

Expenses
   General and administrative expenses                                 2,600             250
                                                                ------------    ------------

Income from Operations                                                (2,600)           (250)

Provision for Income Taxes                                              --              --
                                                                ------------    ------------

Net Loss                                                              (2,600)           (250)

Other Comprehensive Income                                              --              --
                                                                ------------    ------------

Comprehensive Loss                                              $     (2,600)   $       (250)
                                                                ============    ============

Loss per weighted-average share of common stock outstanding,
   computed on Net Loss - basic and fully diluted                        nil             nil
                                                                ============    ============

Weighted-average number of shares of common stock outstanding      1,604,952       1,604,952
                                                                ============    ============






The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                            Basic Empire Corporation
                            Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                             Three months    Three months
                                                                 ended           ended
                                                               March 31,       March 31,
                                                                  2002            2001
                                                             ------------    ------------
Cash Flows from Operating Activities
   Net Loss                                                  $     (2,600)   $       (250)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation                                                --              --
         Increase (Decrease) in Accounts payable- trade               100             250
                                                             ------------    ------------

Net cash used in operating activities                              (2,500)           --
                                                             ------------    ------------


Cash Flows from Investing Activities                                 --              --
                                                             ------------    ------------


Cash Flows from Financing Activities
   Proceeds from loan from shareholder                              2,500            --
                                                             ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents                     --              --

Cash and cash equivalents at beginning of period                     --              --
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $       --      $       --
                                                             ============    ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --      $       --
                                                             ============    ============
   Income taxes paid (refunded)                              $       --      $       --
                                                             ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                            Basic Empire Corporation

                          Notes to Financial Statements


Note A - Organization and Description of Business

Basic Empire Corporation (Company) was originally incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. In 1970, the Company experienced a change in control and focused its business activities on the development of properties in Southern California. None of these efforts were successful and the Company has been dormant since 1986.

The Company has experienced several corporate name changes as follows: Argyle Corporation in January 1960; Basic Empire in November 1963; and Basic Empire Corporation in December 1976.

The Company has had no operations, assets or liabilities since at least 1986. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note B - Summary of Significant Accounting Policies

1. Cash and cash equivalents
   -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes
   ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                            Basic Empire Corporation

Note B - Summary of Significant Accounting Policies - Continued

3. Earnings (loss) per share
   -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Advances from Shareholder

During 2001, the Company's controlling shareholder loaned the Company $8,000 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing.

During January 2002, the Company's controlling shareholder loaned the Company an additional $2,500 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing.


Note E - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2002 and 2001, are as follows:

                                                           March 31,   March 31,
                                                             2002        2001
                                                           ---------   ---------
     Federal:
       Current                                             $    --     $    --
       Deferred                                                 --          --
                                                           ---------   ---------
                                                                --          --
                                                           ---------   ---------
     State:
       Current                                                  --          --
       Deferred                                                 --          --
                                                           ---------   ---------
                                                                --          --
                                                           ---------   ---------

       Total                                               $    --     $    --
                                                           =========   =========


                            Basic Empire Corporation

                    Notes to Financial Statements - Continued


Note E - Income Taxes - Continued

As a result of various  changes in control in prior  years,  the  Company  has a nominal net operating loss carryforwards for income tax purposes. The amount and availability  of  any  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended March 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                           Three  months    Three months
                                                               ended            ended
                                                             March 31,        March 31,
                                                                 2002             2001
                                                           -------------    ------------
Statutory rate applied to income before income taxes       $         (34)   $        (85)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                --              --
   Other, including reserve for deferred tax asset
      and application of net operating loss carryforward              34              85
                                                           -------------    ------------

      Income tax expense                                   $         --     $        --
                                                           =============    ============


Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                         March 31,    March 31,
                                                           2002         2001
                                                         ---------    ---------
     Deferred tax assets
        Net operating loss carryforwards                 $     375    $      85
        Less valuation allowance                              (375)         (85)
                                                         ---------    ---------

     Net Deferred Tax Asset                              $    --      $    --
                                                         =========    =========

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Results of Operations, Liquidity and Capital Resources

Quarters Ended March 31, 2002 and 2001
--------------------------------------

The Company had no revenue for the respective three month periods ended March 31, 2002 and 2001, respectively.

General and administrative expenses for the quarters ended March 31, 2001 and 2000 were approximately $2,600 and $250, respectively. Net loss for the three months ended March 31, 2002 and 2001, respectively, was approximately $(2,600) and $(250). Earnings per share for the respective quarters ended March 31, 2002 and 2001 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2002 and 2001, respectively, the Company had working capital of approximately $(11,000) and $(7,250).

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business
----------------

General
-------

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

(1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits - None
     Reports on Form 8-K - None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Basic Empire Corporation

April    25   , 2002                                        /s/ Glenn A. Little
      --------                                          ------------------------
                                                                 Glenn A. Little
                                                          President and Director