Form 10QSB
period 2002-06-30
BASIC EMPIRE CORP
filed 2002-07-24
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X     Quarterly Report Under Section 13 or 15(d) of The Securities  Exchange
--------  Act of 1934


                  For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 17, 2002: 1,604,952
                                          ------------------------

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                            Basic Empire Corporation

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            10


Part II - Other Information

  Item 1 Legal Proceedings                                                    12

  Item 2 Changes in Securities                                                12

  Item 3 Defaults Upon Senior Securities                                      12

  Item 4 Submission of Matters to a Vote of Security Holders                  12

  Item 5 Other Information                                                    12

  Item 6 Exhibits and Reports on Form 8-K                                     12


Signatures                                                                    12


Item 1 - Part 1 - Financial Statements

                            Basic Empire Corporation
                                 Balance Sheets
                             June 30, 2002 and 2001

                                   (Unaudited)

                                                              June 30,     June 30,
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
                                                             =========    =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Advances from shareholder                                 $  11,000    $   8,200
                                                             ---------    ---------

     Total liabilities                                          11,000        8,200
                                                             ---------    ---------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.10 par value
     5,000,000 shares authorized
     1,604,952 shares issued and outstanding, respectively     160,495      160,495
   Accumulated deficit                                        (171,495)    (168,695)
                                                             ---------    ---------

     Total shareholders' equity                                (11,000)      (8,200)
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $    --      $    --
                                                             =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                            Basic Empire Corporation
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2002 and 2001

                                   (Unaudited)


                                          Six months      Six months    Three months    Three months
                                             ended           ended          ended           ended
                                           June 30,        June 30,       June 30,        June 30,
                                              2002            2001            2002           2001
                                         ------------    ------------    ------------   ------------

Revenues                                 $       --      $       --      $       --     $       --

Expenses
   General and administrative expenses          2,600             200            --              100
                                         ------------    ------------    ------------   ------------

Income from Operations                         (2,600)           (200)           --             (100)

Provision for Income Taxes                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Net Loss                                       (2,600)           (200)           --             (100)

Other Comprehensive Income                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Comprehensive Loss                       $     (2,600)   $       (200)   $       --     $       (100)
                                         ============    ============    ============   ============


Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted                        nil             nil             nil            nil
                                         ============    ============    ============   ============

Weighted-average number of shares
   of common stock outstanding              1,604,952       1,604,952       1,604,952      1,604,952
                                         ============    ============    ============   ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                            Basic Empire Corporation
                            Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001

                                   (Unaudited)


                                                             Six months    Six months
                                                                ended         ended
                                                              June 30,      June 30,
                                                                2002          2001
                                                             ----------    ----------

Cash Flows from Operating Activities
   Net Loss                                                  $   (2,600)   $     (200)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                --            --
       Increase (Decrease) in Accounts payable- trade              (400)          200
                                                             ----------    ----------

Net cash used in operating activities                            (3,000)         --
                                                             ----------    ----------


Cash Flows from Investing Activities                               --            --
                                                             ----------    ----------


Cash Flows from Financing Activities
   Proceeds from loan from shareholder                            3,000          --
                                                             ----------    ----------

Increase (Decrease) in Cash and Cash Equivalents                   --            --

Cash and cash equivalents at beginning of period                   --            --
                                                             ----------    ----------

Cash and cash equivalents at end of period                   $     --      $     --
                                                             ==========    ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --      $     --
                                                             ==========    ==========
   Income taxes paid (refunded)                              $     --      $     --
                                                             ==========    ==========

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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


Note B - Going Concern Uncertainty

The Company's management currently maintains the corporate status of the Company and provides all nominal working capital support.

                            Basic Empire Corporation

Note B - Going Concern Uncertainty - continued

Because of the Company's lack of operating assets, the Company's continuance is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.


Note C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.

                            Basic Empire Corporation

Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note E - Advances from Shareholder

During 2001, the Company's controlling shareholder loaned the Company $8,000 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing.

During January 2002, the Company's controlling shareholder loaned the Company an additional $3,000 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing.


Note F - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001, are as follows:

                                                             June 30,   June 30,
                                                               2002       2001
                                                             --------   --------
     Federal:
       Current                                               $   --     $   --
       Deferred                                                  --         --
                                                             --------   --------
                                                                 --         --
                                                             --------   --------
     State:
       Current                                                   --         --
       Deferred                                                  --         --
                                                             --------   --------
                                                                 --         --
                                                             --------   --------

       Total                                                 $   --     $   --
                                                             ========   ========

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


                            Basic Empire Corporation

                    Notes to Financial Statements - Continued


Note F - Income Taxes - Continued

The Company's income tax expense (benefit) for the six months ended June 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Six months    Six months
                                                               ended         ended
                                                             June 30,      June 30,
                                                               2002          2001
                                                            ----------    ----------
Statutory rate applied to income before income taxes        $     (884)   $      (68)
Increase (decrease) in income taxes resulting from:
     State income taxes                                           --            --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward          884            68
                                                            ----------    ----------

       Income tax expense                                   $     --      $     --
                                                            ==========    ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                                        June 30,      June 30,
                                                          2002          2001
                                                       ----------    ----------
     Deferred tax assets
       Net operating loss carryforwards                $      952    $       68
       Less valuation allowance                              (952)          (68)
                                                       ----------    ----------

     Net Deferred Tax Asset                            $     --      $     --
                                                       ==========    ==========

During the six months ended June 30, 2002 and 2001, the reserve for the deferred current tax asset increased by approximately $816 and $68, respectively.



                (Remainder of this page left blank intentionally)

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

(2)  Results of Operations, Liquidity and Capital Resources or Plan of Operation

Quarters Ended June 30, 2002 and 2001
-------------------------------------

The Company had no revenue for the respective six month periods ended June 30, 2002 and 2001, respectively.

General and administrative expenses for the six months ended June 30, 2002 and 2001 were approximately $2,600 and $200, respectively. Net loss for the six months ended June 30, 2002 and 2001, respectively, was approximately $(2,600) and $(200). Earnings per share for the respective quarters ended March 31, 2002 and 2001 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2002 and 2001, respectively, the Company had working capital of approximately $(11,000) and $(8,200).

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

                                                        Basic Empire Corporation

July    17   , 2002                                         /s/ Glenn A. Little.
     --------                                             ----------------------
                                                                 Glenn A. Little
                                                          President and Director