Form 10QSB
period 2002-09-30
BASIC EMPIRE CORP
filed 2002-10-18
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
------   Act of 1934


              For the quarterly period ended September 30, 2002

         Transition Report Under Section 13 or 15(d) of The Securities  Exchange
------   Act of 1934


              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


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

                                 (915) 682-1761
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 18, 2002: 1,604,952
                                                 ---------------------------

Transitional Small Business Disclosure Format (check one):    YES    NO X
                                                                 ---   ---

                            Basic Empire Corporation

              Form 10-QSB for the Quarter ended September 30, 2002

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


Item 1 - Part 1 - Financial Statements


                            Basic Empire Corporation
                                 Balance Sheets
                           September 30, 2002 and 2001

                                   (Unaudited)

                                                             September 30,    September 30,
                                                                   2002             2001
                                                             -------------    -------------

                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                  $        --      $        --
                                                             -------------    -------------

Total Assets                                                 $        --      $        --
                                                             =============    =============


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $        --      $       8,300
   Advances from shareholder                                 $      11,000             --
                                                             -------------    -------------

     Total liabilities                                              11,000            8,300
                                                             -------------    -------------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.10 par value
     5,000,000 shares authorized
     1,604,952 shares issued and outstanding, respectively         160,495          160,495
   Accumulated deficit                                            (171,495)        (168,795)
                                                             -------------    -------------

     Total shareholders' equity                                    (11,000)          (8,300)
                                                             -------------    -------------

Total Liabilities and Shareholders' Equity                   $        --      $        --
                                                             =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                            Basic Empire Corporation
                 Statements of Operations and Comprehensive Loss
             Nine and Three months ended September 30, 2002 and 2001

                                                    (Unaudited)


                                          Nine months      Nine months      Three months    Three months
                                             ended            ended            ended           ended
                                         September 30,    September 30,    September 30,   September 30,
                                               2002             2001             2002            2001
                                         -------------    -------------    -------------   -------------

Revenues                                 $        --      $        --      $        --     $        --

Expenses
   General and administrative expenses           2,600              300             --               100
                                         -------------    -------------    -------------   -------------

Income from Operations                          (2,600)            (300)            --              (100)

Provision for Income Taxes                        --               --               --              --
                                         -------------    -------------    -------------   -------------

Net Loss                                        (2,600)            (300)            --              (100)

Other Comprehensive Income                        --               --               --              --
                                         -------------    -------------    -------------   -------------

Comprehensive Loss                       $      (2,600)   $        (300)   $        --     $        (100)
                                         =============    =============    =============   =============


Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted                         nil              nil              nil             nil
                                         =============    =============    =============   =============

Weighted-average number of shares
   of common stock outstanding               1,604,952        1,604,952        1,604,952       1,604,952
                                         =============    =============    =============   =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4

                            Basic Empire Corporation
                            Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001

                                   (Unaudited)


                                                              Nine months      Nine months
                                                                 ended            ended
                                                             September 30,    September 30,
                                                                   2002             2001
                                                             -------------    -------------

Cash Flows from Operating Activities
   Net Loss                                                  $      (2,600)   $        (300)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                   --               --
       Increase (Decrease) in Accounts payable- trade                 (400)             300
                                                             -------------    -------------

Net cash used in operating activities                               (3,000)            --
                                                             -------------    -------------


Cash Flows from Investing Activities                                  --               --
                                                             -------------    -------------


Cash Flows from Financing Activities
   Proceeds from loan from shareholder                               3,000             --
                                                             -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                      --               --

Cash and cash equivalents at beginning of period                      --               --
                                                             -------------    -------------

Cash and cash equivalents at end of period                   $        --      $        --
                                                             =============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $        --      $        --
                                                             =============    =============
   Income taxes paid (refunded)                              $        --      $        --
                                                             =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5

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


Note B - Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

                            Basic Empire Corporation

Note C - Going Concern Uncertainty

The Company was originally formed in 1925 for the development of mining claims. In 1970, the Company experienced a change in control and focused its business activities on the development of properties in Southern California. None of these efforts were successful and the Company has been dormant since 1986. The Company has had no operations, assets or liabilities since at least 1986.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                            Basic Empire Corporation

Note D - Summary of Significant Accounting Policies - continued

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Advances from Shareholder

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


                            Basic Empire Corporation

                    Notes to Financial Statements - Continued


Note G - Income Taxes

The  components  of income  tax  (benefit)  expense  for the nine  months  ended
September 30, 2002 and 2001, are as follows:

                                                   September 30,   September 30,
                                                         2002            2001
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
         Total                                     $        --     $        --
                                                   =============   =============

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

The Company's  income tax expense  (benefit) for the nine months ended September
30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Nine months      Nine months
                                                                ended            ended
                                                            September 30,    September 30,
                                                                  2002             2001
                                                            -------------    -------------
Statutory rate applied to income before income taxes        $        (884)   $        (100)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --               --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward             884              100
                                                            -------------    -------------
         Income tax expense                                 $        --      $        --
                                                            =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                                 September 30,    September 30,
                                                       2002             2001
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $         952    $         100
       Less valuation allowance                           (952)            (100)
                                                 -------------    -------------
         Net Deferred Tax Asset                  $        --      $        --
                                                 =============    =============

During the nine months ended  September  30, 2002 and 2001,  the reserve for the
deferred   current  tax  asset  increased  by   approximately   $816  and  $100,
respectively.

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

(2) Results of Operations, Liquidity and Capital Resources or Plan of Operation

Quarters Ended September 30, 2002 and 2001
------------------------------------------

The Company had no revenue for the respective nine month periods ended September 30, 2002 and 2001, respectively.

General and administrative expenses for the nine months ended September 30, 2002 and 2001 were approximately $2,600 and $300, respectively. Net loss for the nine months ended September 30, 2002 and 2001, respectively, was approximately $(2,600) and $(300). Earnings per share for the respective quarters ended September 30, 2002 and 2001 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2002 and 2001, respectively, the Company had working capital of approximately $(11,000) and $(8,300).

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

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------
     99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Reports on Form 8-K
     None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Basic Empire Corporation

Dated: October 18, 2002                             /s/ Glenn A. Little.
       ----------------                     ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director