Form 10QSB
period 2003-03-31
BASIC EMPIRE CORP
filed 2003-04-10
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 9, 2003: 1,604,952

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                            Basic Empire Corporation

                Form 10-QSB for the Quarter ended March 31, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11

  Item 3   Controls and Procedures                                           13

Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  14

Signatures                                                                   14

Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002          15


Part I
Item 1 - Financial Statements


                            Basic Empire Corporation
                                 Balance Sheets
                             March 31, 2003 and 2002

                                   (Unaudited)

                                                                   March 31,    March 31,
                                                                     2003         2002
                                                                   ---------    ---------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                        $    --      $    --
                                                                   ---------    ---------

Total Assets                                                       $    --      $    --
                                                                   =========    =========


                 Liabilities and Sh6areholders' Equity (Deficit)
                 -----------------------------------------------

 Liabilities
   Advances from shareholder                                       $  11,000    $  11,000
                                                                   ---------    ---------

     Total Liabilities                                                11,000       11,000
                                                                   ---------    ---------

Commitments and contingencies

Shareholders' Equity (Deficit)
   Common stock - $0.10 par value
     5,000,000 shares authorized
     1,604,952 shares issued and outstanding, respectively           160,495      160,495
   Accumulated deficit                                              (171,495)    (171,495)
                                                                   ---------    ---------

     Total Shareholders' Equity (Deficit)                            (11,000)     (11,000)
                                                                   ---------    ---------

Total Liabilities and Shareholders' Equity (Deficit)               $    --      $    --
                                                                   =========    =========












The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                            Basic Empire Corporation
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2003 and 2002

                                   (Unaudited)

                                                                Three months   Three months
                                                                   ended          ended
                                                                  March 31,      March 31,
                                                                    2003           2002
                                                                ------------   ------------

Revenues                                                        $       --     $       --

Expenses
   General and administrative expenses                                  --            2,600
                                                                ------------   ------------

Income from Operations                                                  --           (2,600)

Provision for Income Taxes                                              --             --
                                                                ------------   ------------

Net Loss                                                                --           (2,600)

Other Comprehensive Income                                              --             --
                                                                ------------   ------------

Comprehensive Loss                                              $       --     $     (2,600)
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


                            Basic Empire Corporation
                            Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002

                                   (Unaudited)

                                                             Three months   Three months
                                                                ended          ended
                                                              March 31,      March 31,
                                                                 2003           2002
                                                             ------------   ------------
Cash Flows from Operating Activities
   Net Loss                                                  $       --     $     (2,600)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                  --             --
       Decrease in Accounts payable - trade                          --             (400)
                                                             ------------   ------------

Net cash used in operating activities                                --           (3,000)
                                                             ------------   ------------


Cash Flows from Investing Activities                                 --             --
                                                             ------------   ------------


Cash Flows from Financing Activities
   Proceeds from loan from shareholder                               --            3,000
                                                             ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents                     --             --

Cash and cash equivalents at beginning of period                     --             --
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $       --     $       --
                                                             ============   ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --     $       --
                                                             ============   ============
   Income taxes paid (refunded)                              $       --     $       --
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

The Company has had no operations, assets or liabilities since 1986.


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2003

                            Basic Empire Corporation

Note C - Going Concern Uncertainty

The Company was originally formed in 1925 for the development of mining claims. In 1970, the Company experienced a change in control and focused its business activities on the development of properties in Southern California. None of these efforts were successful and the Company has been dormant since 1986. The Company has had no operations, assets or liabilities since 1986.

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                            Basic Empire Corporation

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------------------

     As of March 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.


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


Note F - Advances from Shareholder

As of March 31, 2003 and 2002, respectively, the Company's controlling shareholder has loaned the Company an aggregate $11,000 to support operations, settle outstanding trade accounts payable and provide working capital. The aggregate advance is repayable upon demand and is non-interest bearing.


                (Remainder of this page left blank intentionally)


                            Basic Empire Corporation

                    Notes to Financial Statements - Continued


Note G - Income Taxes

The components of income tax (benefit)  expense for the three months ended March
31, 2003 and 2002, are as follows:

                                                     Three months   Three months
                                                        ended          ended
                                                       March 31,      March 31,
                                                         2003           2002
                                                     ------------   ------------
        Federal:
          Current                                    $       --     $       --
          Deferred                                           --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
        State:
          Current                                            --             --
          Deferred                                           --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
          Total                                      $       --     $       --
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

The Company's income tax expense (benefit) for the three months ended March 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Three months   Three months
                                                               ended          ended
                                                             March 31,      March 31,
                                                                2003           2002
                                                            ------------   -----------

Statutory rate applied to income before income taxes        $       --     $      (885)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --            --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward           --             885
                                                            ------------   -----------

         Income tax expense                                 $       --     $      --
                                                            ============   ===========


                (Remainder of this page left blank intentionally)

                            Basic Empire Corporation

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2003 and 2002, respectively:

                                                         March 31,    March 31,
                                                           2003         2002
                                                         ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                  $   1,000    $   1,000
       Less valuation allowance                             (1,000)      (1,000)
                                                         ---------    ---------

       Net Deferred Tax Asset                            $    --      $    --
                                                         =========    =========

During the three  months  ended  March 31,  2003 and 2002,  the  reserve for the
deferred   current  tax  asset  increased  by   approximately   $-0-  and  $865,
respectively.




                (Remainder of this page left blank intentionally)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(3)  Caution Regarding Forward-Looking Information

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

(2)  Results of Operations, Liquidity and Capital Resources

Quarters Ended March 31, 2003 and 2002
--------------------------------------

The Company had no revenue for the respective three month periods ended March 31, 2003 and 2002, respectively.

General and administrative expenses for the quarters ended March 31, 2003 and 2002 were approximately $-0- and $2,600, respectively. Net loss for the three months ended March 31, 2003 and 2002, respectively, was approximately $-0- and $(2,600). Earnings per share for the respective quarters ended March 31, 2003 and 2002 were $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2003 and 2002, respectively, the Company had working capital of approximately $(11,000) and $(11,000).

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


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

   Exhibits
     99.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

   Reports on Form 8-K
     None

--------------------------------------------------------------------------------


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Basic Empire Corporation

Dated: April 9, 2003                                   /s/ Glenn A. Little.
       -------------                        ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

       Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Basic Empire Corporation (Registrant) on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Glenn A. Little, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, that:

1) I have reviewed this Quarterly Report on Form 10-QSB of Basic Empire Corporation for the quarter ended March 31, 2003.

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Glenn A. Little                                         Dated: April 9, 2003
-------------------                                                -------------
Glenn A. Little
Chief Executive Officer and
Chief Financial Officer