Form 10QSB
period 2003-06-30
BASIC EMPIRE CORP
filed 2003-07-28
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the quarterly period ended June 30, 2003

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

                            Basic Empire Corporation

                 Form 10-QSB for the Quarter ended June 30, 2003

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


Part I
Item 1 - Financial Statements


                            Basic Empire Corporation
                                 Balance Sheets
                             June 30, 2003 and 2002

                                   (Unaudited)

                                                                  June 30, 2003   June 30, 2002
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
                                                                  =============    =============


                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------

 Liabilities
   Advances from shareholder                                      $      11,000    $      11,000
                                                                  -------------    -------------

     Total Liabilities                                                   11,000           11,000
                                                                  -------------    -------------

Commitments and contingencies

Shareholders' Equity (Deficit)
   Common stock - $0.10 par value
     5,000,000 shares authorized
     1,604,952 shares issued and outstanding, respectively              160,495          160,495
   Accumulated deficit                                                 (171,495)        (171,495)
                                                                  -------------    -------------

     Total Shareholders' Equity (Deficit)                               (11,000)         (11,000)
                                                                  -------------    -------------

Total Liabilities and Shareholders' Equity (Deficit)              $        --      $        --
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


                            Basic Empire Corporation
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2003 and 2002

                                   (Unaudited)

                                           Six months      Six months      Three months    Three months
                                             ended           ended            ended           ended
                                         June 30, 2003   June 30, 2002    June 30, 2003   June 30, 2002
                                         -------------   -------------    -------------   -------------

Revenues                                 $        --     $        --      $        --     $        --

Expenses
   General and administrative expenses            --             2,600             --              --
                                         -------------   -------------    -------------   -------------

Income from Operations                            --            (2,600)            --              --

Provision for Income Taxes                        --              --               --              --
                                         -------------   -------------    -------------   -------------

Net Loss                                          --            (2,600)            --              --

Other Comprehensive Income                        --              --               --              --
                                         -------------   -------------    -------------   -------------

Comprehensive Loss                       $        --     $      (2,600)   $        --     $        --
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


                            Basic Empire Corporation
                            Statements of Cash Flows
                     Six months ended June 30, 2003 and 2002

                                   (Unaudited)

                                                               Six months      Six months
                                                                 ended           ended
                                                             June 30, 2003   June 30, 2002
                                                             -------------   -------------

Cash Flows from Operating Activities
   Net Loss                                                  $        --     $      (2,600)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                   --              --
       Decrease in Accounts payable - trade                           --              (400)
                                                             -------------   -------------

Net cash used in operating activities                                 --            (3,000)
                                                             -------------   -------------


Cash Flows from Investing Activities                                  --              --
                                                             -------------   -------------


Cash Flows from Financing Activities
   Proceeds from loan from shareholder                                --             3,000
                                                             -------------   -------------

Increase (Decrease) in Cash and Cash Equivalents                      --              --

Cash and cash equivalents at beginning of period                      --              --
                                                             -------------   -------------

Cash and cash equivalents at end of period                   $        --     $        --
                                                             =============   =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $        --     $        --
                                                             =============   =============
   Income taxes paid (refunded)                              $        --     $        --
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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                            Basic Empire Corporation

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------

     As of June 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.


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


Note F - Advances from Shareholder

As of June 30, 2003 and 2002, respectively, the Company's controlling shareholder has loaned the Company an aggregate $11,000 to support operations, settle outstanding trade accounts payable and provide working capital. The aggregate advance is repayable upon demand and is non-interest bearing.


                (Remainder of this page left blank intentionally)

                            Basic Empire Corporation

Note G - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2003 and 2002, are as follows:

                                                     Six months      Six months
                                                       ended           ended
                                                   June 30, 2003   June 30, 2002
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

The Company's income tax expense (benefit) for the six months ended June 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                              Six months      Six months
                                                                ended           ended
                                                            June 30, 2003   June 30, 2002
                                                            -------------   -------------
Statutory rate applied to income before income taxes        $        --     $        (885)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward            --               885
                                                            -------------   -------------

         Income tax expense                                 $        --     $        --
                                                            =============   =============


                (Remainder of this page left blank intentionally)

                            Basic Empire Corporation

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2003 and 2002, respectively:

                                                 June 30, 2003    June 30, 2002
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $       1,000    $       1,000
       Less valuation allowance                         (1,000)          (1,000)
                                                 -------------    -------------

       Net Deferred Tax Asset                    $        --      $        --
                                                 =============    =============

During the six months ended June 30, 2003 and 2002, the reserve for the deferred current tax asset increased by approximately $-0- and $865, respectively.




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

(2)  Results of Operations, Liquidity and Capital Resources

Quarters Ended June 30, 2003 and 2002
-------------------------------------

The Company had no revenue for the respective six and three month periods ended June 30, 2003 and 2002, respectively.

General and administrative expenses for the six months ended June 30, 2003 and 2002 were approximately $-0- and $2,600, respectively. Net loss for the six months ended June 30, 2003 and 2002, respectively, was approximately $-0- and $(2,600). Earnings per share for the six months ended March 31, 2003 and 2002 were $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2003 and 2002, respectively, the Company had working capital of approximately $(11,000).

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

                                                        Basic Empire Corporation

Dated: July 22, 2003                                /s/ Glenn A. Little.
       -------------                        ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

       Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Basic Empire Corporation (Registrant) on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Glenn A. Little, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, that:

1) I have reviewed this Quarterly Report on Form 10-QSB of Basic Empire Corporation for the quarter ended June 30, 2003.

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


/s/ Glenn A. Little                                         Dated: July 22, 2003
-------------------                                                -------------
Glenn A. Little
Chief Executive Officer and
Chief Financial Officer