Form 10QSB
period 2003-09-30
BASIC EMPIRE CORP
filed 2003-10-27
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the quarterly period ended September 30, 2003

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

                                 (432) 682-1761
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 17, 2003: 1,604,952
                                          ---------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                            Basic Empire Corporation

              Form 10-QSB for the Quarter ended September 30, 2003

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


Part I
Item 1 - Financial Statements

                            Basic Empire Corporation
                                 Balance Sheets
                           September 30, 2003 and 2002

                                   (Unaudited)

                                                                  September 30,    September 30,
                                                                       2003             2002
                                                                  -------------    -------------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                       $        --      $        --
                                                                  -------------    -------------

Total Assets                                                      $        --      $        --
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


                            Basic Empire Corporation
                 Statements of Operations and Comprehensive Loss
             Nine and Three months ended September 30, 2003 and 2002

                                   (Unaudited)

                                          Nine months     Nine months     Three months    Three months
                                             ended           ended            ended           ended
                                         September 30,   September 30,    September 30,   September 30,
                                              2003            2002             2003            2002
                                         -------------   -------------    -------------   -------------

Revenues                                 $        --     $        --      $        --     $        --

Expenses
   General and administrative expenses            --             2,600             --              --
                                         -------------   -------------    -------------   -------------

Income from Operations                            --            (2,600)            --              --

Provision for Income Taxes                        --              --               --              --
                                         -------------   -------------    -------------   -------------

Net Loss                                          --            (2,600)            --              --

Other Comprehensive Income                        --              --               --              --
                                         -------------   -------------    -------------   -------------

Comprehensive Loss                       $        --     $      (2,600)   $        --     $        --
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


                            Basic Empire Corporation
                            Statements of Cash Flows
                  Nine months ended September 30, 2003 and 2002

                                   (Unaudited)

                                                              Nine months     Nine months
                                                                 ended           ended
                                                             September 30,   September 30,
                                                                  2003            2002
                                                             -------------   -------------
Cash Flows from Operating Activities
   Net Loss                                                  $        --     $      (2,600)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                   --              --
       Decrease in Accounts payable - trade                           --              (400)
                                                             -------------   -------------

Net cash used in operating activities                                 --            (3,000)
                                                             -------------   -------------


Cash Flows from Investing Activities                                  --              --
                                                             -------------   -------------


Cash Flows from Financing Activities
   Proceeds from loan from shareholder                                --             3,000
                                                             -------------   -------------

Increase (Decrease) in Cash and Cash Equivalents                      --              --

Cash and cash equivalents at beginning of period                      --              --
                                                             -------------   -------------

Cash and cash equivalents at end of period                   $        --     $        --
                                                             =============   =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $        --     $        --
                                                             =============   =============
   Income taxes paid (refunded)                              $        --     $        --
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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                            Basic Empire Corporation

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------------------

     As of September 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.


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


Note F - Advances from Shareholder

As of September 30, 2003 and 2002, respectively, the Company's controlling shareholder has loaned the Company an aggregate $11,000 to support operations, settle outstanding trade accounts payable and provide working capital. The aggregate advance is repayable upon demand and is non-interest bearing.


                (Remainder of this page left blank intentionally)

                            Basic Empire Corporation

Note G - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2003 and 2002, are as follows:

                                                     Nine months    Nine months
                                                       ended           ended
                                                   September 30,   September 30,
                                                        2003            2002
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
       Total                                       $        --     $        --
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

The Company's income tax expense (benefit) for the nine months ended September 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Nine months     Nine months
                                                                ended           ended
                                                            September 30,   September 30,
                                                                 2003            2002
                                                            -------------   -------------
Statutory rate applied to income before income taxes        $        --     $        (885)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward            --               885
                                                            -------------   -------------

         Income tax expense                                 $        --     $        --
                                                            =============   =============



                (Remainder of this page left blank intentionally)

                            Basic Empire Corporation

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2003 and 2002, respectively:

                                                 September 30,    September 30,
                                                      2003             2002
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $       1,000    $         950
       Less valuation allowance                         (1,000)            (950)
                                                 -------------    -------------

       Net Deferred Tax Asset                    $        --      $        --
                                                 =============    =============

During the nine months ended  September  30, 2003 and 2002,  the reserve for the
deferred   current  tax  asset   increased  by   approximately   $50  and  $865,
respectively.




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

(2)  Results of Operations, Liquidity and Capital Resources

Nine months ended September 30, 2003 and 2002
---------------------------------------------

The Company had no revenue for the respective nine and three month periods ended September 30, 2003 and 2002, respectively.

General and administrative expenses for the nine months ended September 30, 2003 and 2002 were approximately $-0- and $2,600, respectively. Net loss for the nine months ended September 30, 2003 and 2002, respectively, was approximately $-0-and $(2,600). Earnings per share for the nine months ended September 30, 2003 and 2002 were $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2003 and 2002, respectively, the Company had working capital of approximately $(11,000).

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

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

Dated: October 17, 2003                                  /s/ Glenn A. Little.
       ----------------                     ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director