Form 10KSB
period 2003-12-31
BASIC EMPIRE CORP
filed 2004-01-27
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003

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

                                 (432) 682-1761
                          (Issuer's telephone number)

--------------------------------------------------------------------------------


      Securities registered under Section 12 (b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 was $-0-

The aggregate market value of voting common equity held by non-affiliates as of January 14, 2004 was approximately $34,981.35.

As of January 14, 2004, there were 1,604,952 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes     No  X
                                                    ---    ---

                            Basic Empire Corporation

                                Index to Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1     Description of Business                                         3
Item 2     Description of Property                                        11
Item 3     Legal Proceedings                                              12
Item 4     Submission of Matters to a Vote of Security Holders            12

Part II

Item 5     Market for Company's Common Stock and Related Stockholders
              Matters                                                     12
Item 6     Management's Discussion and Analysis or Plan of Operation      13
Item 7     Financial Statements                                           F-1
Item 8     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                     15
Item 8A       Controls and Procedures                                     15

Part III

Item 9     Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange
              Act                                                         15
Item 10    Executive Compensation                                         16
Item 11    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                  17
Item 12    Certain Relationships and Related Transactions                 17
Item 13    Exhibits and Reports on 8-K                                    17

Signatures                                                                18

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

In February 2002, the Company elected to initiate the process of voluntarily becoming a reporting company under the Securities Exchange Act of 1934 by filing a General Form for Registration of Securities of Small Business Issuers under
Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 10-SB (Registration Statement). Following the statutory effective date of the Company's Registration Statement, the Company has maintained and intends to continue compliance with the periodic reporting requirements of the Securities Exchange Act of 1934 and to seek to complete a business acquisition transaction.

The Company's equity securities are traded under the symbol "BSIE" on the NASDAQ Electronic Bulletin Board. As such, the Company may be referred to as a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

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

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker- dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

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

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     o Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
     o The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
     o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).
     o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
     o    The extent to which the business opportunity can be advanced;
     o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     o Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     o The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
      o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

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

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

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

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

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

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. Such rules include Rule 3a51-1 under the Securities Act of 1933, an Rules 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and
15g- 7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute penny stocks within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market, which might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years form patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to the Company's securities.

No Operating History. The Company has no current or meaningful operating history, revenues from operations or assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

No Public Market Exists. While the Company's equity securities are listed for trading on the NASDAQ Electronic Bulletin Board under the trading symbol "BSIE", there is no significant or consistent public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchasers finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

Rule 144 Sales. Of the 1,604,952 presently outstanding shares of the Company's stock, 905,325 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop. As of the date hereof, the current owners have held 100.0% of the total issued and outstanding shares of the common stock of the Company thereof for a period of more than two years. Accordingly, such shares are currently available for resale in accordance with the provisions of Rule 144.

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


                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

Market for Trading

The Company's common stock is traded under the symbol "BSIE" on the NASDAQ Electronic Bulletin Board. As of January 9, 2004, the Company has approximately 1,110 shareholders of record.

During 2003, the Company filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Basic Empire Corporation on April 9, 2003 and the Company was issued its trading symbol "BSIE". The Company's first posted trade was conducted on May 13, 2003. The quoted market prices of the Company's common stock on the NASDAQ Electronic Bulletin Board, per data listed by National Quotation Bureau, Inc.,are as follows:

                                                     High               Low
                                                 ------------      -------------

     First quarter 2003                            no trades
     Second quarter 2003                             $0.04             $0.04
     Third quarter 2003                              $0.04             $0.04
     Fourth quarter 2003                             $0.05             $0.04

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

Transfer Agent

Our independent stock transfer agent is Standard Registrar and Transfer Agency, located in Albuquerque, New Mexico. Their mailing address and telephone number is: P. O. Box 14411, Albuquerque, New Mexico 87191; (505) 828-2839.


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

Results of Operations

The Company had no revenue for the years ended December 31, 2003 and 2002, respectively.

General and administrative expenses for the years ended December 31, 2003 and 2002 were approximately $-0- and $2,600, respectively. These costs principally relate to the maintenance of the Company's stockholder records and filing requirements to comply with the Securities Exchange Act of 1934. Earnings per share for the respective years ended December 31, 2003 and 2002 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2003 and 2002, respectively, the Company had working capital of approximately $(11,000).

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


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None


Item 8A - Controls and Procedures

As of December 31, 2003, evaluation of the effectiveness of the design and operation of Basic Empire Corporation's disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.


                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

         Name                 Age                Position Held and Tenure
         ----                 ---                ------------------------

     Glenn Little             50            President, Chief Executive Officer
                                            Chief Financial Officer and Director
     Matthew Blair            48            Secretary, Treasurer and Director

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

Biographical Information

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in

Midland, Texas since 1979. Mr. Little currently serves as an officer and director of other inactive public corporations having the same business purpose as the Company.

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

Conflicts of Interest

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

Exhibits
--------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------
None

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                        Basic Empire Corporation

Dated: January 9, 2004                        By:      /s/ Glenn A. Little
       ---------------                           -------------------------------
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


Dated: January 9, 2004                        By:      /s/ Glenn A. Little
       ---------------                           -------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director


Dated: January 9, 2004                        By:      /s/ Matthew Blair
       ---------------                           -------------------------------
                                                                   Matthew Blair
                                                                        Director

                            Basic Empire Corporation

                                    Contents
                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of December 31, 2003 and 2002                                        F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2003 and 2002                          F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2003 and 2002                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2003 and 2002                          F-6

   Notes to Financial Statements                                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Basic Empire Corporation

We have audited the accompanying balance sheets of Basic Empire Corporation (a Nevada corporation) as of December 31, 2003 and 2002 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basic Empire Corporation as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                        S. W. HATFIELD, CPA
Dallas, Texas
January 9, 2004


                            Basic Empire Corporation
                                 Balance Sheets
                           December 31, 2003 and 2002


                                                                  December 31,    December 31,
                                                                      2003            2002
                                                                  ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                       $       --      $       --
                                                                  ------------    ------------

   Total Current Assets                                                   --              --
                                                                  ------------    ------------

Total Assets                                                      $       --      $       --
                                                                  ============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Liabilities
   Current Liabilities
     Accounts payable - trade                                     $       --      $       --
     Advances from shareholder                                          11,000          11,000
                                                                  ------------    ------------

     Total Current Liabilities                                          11,000          11,000
                                                                  ------------    ------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Common stock - $0.10 par value
     5,000,000 shares authorized
     1,604,952 shares issued and outstanding, respectively             160,495         160,495
   Accumulated deficit                                                (171,495)       (171,495)
                                                                  ------------    ------------

   Total Shareholders' Equity (Deficit)                                (11,000)        (11,000)
                                                                  ------------    ------------

   Total Liabilities and Shareholders' Equity                     $       --      $       --
                                                                  ============    ============










The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                            Basic Empire Corporation
                 Statements of Operations and Comprehensive Loss
                     Years ended December 31, 2003 and 2002


                                                     Year ended     Year ended
                                                    December 31,   December 31,
                                                        2003           2002
                                                    ------------   ------------

Revenues                                            $       --     $       --
                                                    ------------   ------------

Expenses
   General and administrative expenses                      --            2,600
                                                    ------------   ------------

     Total operating expenses                               --            2,600
                                                    ------------   ------------

Loss from continuing operations
   before provision for income taxes                        --           (2,600)

Provision for income taxes                                  --             --
                                                    ------------   ------------

Net Loss                                                    --           (2,600)

Other Comprehensive Income                                  --             --
                                                    ------------   ------------

Comprehensive Loss                                  $       --     $     (2,600)
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
                                                    ============   ============





















The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                            Basic Empire Corporation
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 2003 and 2002


                                      Common Stock
                                -------------------------   Accumulated
                                  Shares        Amount        deficit         Total
                                -----------   -----------   -----------    -----------

Balances at January 1, 2002     1  ,604,952   $   160,495   $  (168,895)   $    (8,400)

Net loss for the year                  --            --          (2,600)        (2,600)
                                -----------   -----------   -----------    -----------

Balances at December 31, 2002   1  ,604,952       160,495      (171,495)       (11,000)

Net loss for the year                  --            --            --             --
                                -----------   -----------   -----------    -----------

Balances at December 31, 2003   1  ,604,952   $   160,495   $  (171,495)   $   (11,000)
                                ===========   ===========   ===========    ===========
































The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                            Basic Empire Corporation
                            Statements of Cash Flows
                     Years ended December 31, 2003 and 2002


                                                             Year ended     Year ended
                                                            December 31,   December 31,
                                                                2003           2002
                                                            ------------   ------------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $       --     $     (2,600)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                                   --             (400)
                                                            ------------   ------------

Net cash used in operating activities                               --           (3,000)
                                                            ------------   ------------


Cash Flows from Investing Activities                                --             --
                                                            ------------   ------------


Cash Flows from Financing Activities
   Cash advanced by shareholder                                     --            3,000
                                                            ------------   ------------

Net cash provided by financing activities                           --            3,000
                                                            ------------   ------------

Increase (Decrease) in Cash                                         --             --

Cash at beginning of period                                         --             --
                                                            ------------   ------------

Cash at end of period                                       $       --     $       --
                                                            ============   ============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $       --     $       --
                                                            ============   ============
     Income taxes paid for the year                         $       --     $       --
                                                            ============   ============












The accompanying notes are an integral part of these financial statements.
                                                                             F-6

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.

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


Note F - Advances from Shareholder

As of December 31, 2003 and 2002, respectively, the Company's controlling shareholder has loaned the Company an aggregate $11,000 to support operations, settle outstanding trade accounts payable and provide working capital. The aggregate advance is repayable upon demand and is non-interest bearing.


Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2003 and 2002, are as follows:

                                                      Year ended     Year ended
                                                     December 31,   December 31,
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


                            Basic Empire Corporation

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense  (benefit) for each of the years ended December
31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Year ended     Year ended
                                                            December 30,   December 30,
                                                                2003           2002
                                                            ------------   ------------
Statutory rate applied to income before income taxes        $       --     $       (885)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --             --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward           --              885
                                                            ------------   ------------

         Income tax expense                                 $       --     $       --
                                                            ============   ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, respectively:

                                                   December 31,    December 31,
                                                       2003            2002
                                                   ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards            $      1,000    $        950
       Less valuation allowance                          (1,000)           (950)
                                                   ------------    ------------

       Net Deferred Tax Asset                      $       --      $       --
                                                   ============    ============

During the years ended December 31, 2003 and 2002, the reserve for the deferred current tax asset increased by approximately $50 and $865, respectively.




                (Remainder of this page left blank intentionally)