Form 10QSB
period 2004-03-31
BASIC EMPIRE CORP
filed 2004-04-09
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


              For the quarterly period ended March 31, 2004

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 6, 2004: 1,604,952

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                            Basic Empire Corporation

                Form 10-QSB for the Quarter ended March 31, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         10

  Item 3   Controls and Procedures                                           12

Part II - Other Information

  Item 1   Legal Proceedings                                                 12

  Item 2   Changes in Securities                                             12

  Item 3   Defaults Upon Senior Securities                                   12

  Item 4   Submission of Matters to a Vote of Security Holders               12

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                   13


Part I
Item 1 - Financial Statements

                            Basic Empire Corporation
                                 Balance Sheets
                             March 31, 2004 and 2003

                                   (Unaudited)

                                                                  March 31,    March 31,
                                                                     2004         2003
                                                                  ---------    ---------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                       $    --      $    --
                                                                  ---------    ---------

Total Assets                                                      $    --      $    --
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


                            Basic Empire Corporation
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                                Three months   Three months
                                                                    ended          ended
                                                                  March 31,      March 31,
                                                                    2004           2003
                                                                ------------   ------------
Revenues                                                        $       --     $       --

Expenses
   General and administrative expenses                                  --             --
                                                                ------------   ------------

Income from Operations                                                  --             --

Provision for Income Taxes                                              --             --
                                                                ------------   ------------

Net Loss                                                                --             --

Other Comprehensive Income                                              --             --
                                                                ------------   ------------

Comprehensive Loss                                              $       --     $       --
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


                            Basic Empire Corporation
                            Statements of Cash Flows
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                             Three months   Three months
                                                                 ended          ended
                                                               March 31,      March 31,
                                                                 2004           2003
                                                             ------------   ------------
Cash Flows from Operating Activities
   Net Loss                                                  $       --     $       --
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                  --             --
       Decrease in Accounts payable - trade                          --             --
                                                             ------------   ------------

Net cash used in operating activities                                --             --
                                                             ------------   ------------


Cash Flows from Investing Activities                                 --             --
                                                             ------------   ------------


Cash Flows from Financing Activities
   Proceeds from loan from shareholder                               --             --
                                                             ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents                     --             --

Cash and cash equivalents at beginning of period                     --             --
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $       --     $       --
                                                             ============   ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --     $       --
                                                             ============   ============
   Income taxes paid (refunded)                              $       --     $       --
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

Throughout  the  Company's  existence,   the  Company  has  experienced  several
corporate name changes as follows: Argyle Corporation in January 1960; Basic Empire in November 1963; and Basic Empire Corporation in December 1976.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004

                            Basic Empire Corporation

Note C - Going Concern Uncertainty

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                            Basic Empire Corporation

Note D - Summary of Significant Accounting Policies - Continued

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2004 and 2003, respectively, the Company had no warrants and/or options outstanding.

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

Note F - Advances from Shareholder

As of March 31, 2004 and 2003, respectively, the Company's controlling shareholder has loaned the Company an aggregate $11,000 to support operations, settle outstanding trade accounts payable and provide working capital. The aggregate advance is repayable upon demand and is non-interest bearing.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2004 and 2003 is as follows:

                                                  Three months     Three months
                                                      ended            ended
                                                 March 31, 2004   March 31, 2003
                                                 --------------   --------------
     Federal:
       Current                                   $         --     $         --
       Deferred                                            --               --
                                                 --------------   --------------
                                                           --               --
                                                 --------------   --------------
     State:
       Current                                             --               --
       Deferred                                            --               --
                                                 --------------   --------------
                                                           --               --
                                                 --------------   --------------
       Total                                     $         --     $         --
                                                 ==============   ==============

                            Basic Empire Corporation

Note G - Income Taxes - continued

As a result of various changes in control in prior years, the Company has a net operating loss carryforward of approximately $11,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control involving holders of 5.0% or more of the issued and outstanding shares of common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                             Three months     Three months
                                                                 ended            ended
                                                            March 31, 2004   March 31, 2003
                                                            --------------   --------------
Statutory rate applied to income before income taxes        $         --     $         --
Increase (decrease) in income taxes resulting from:
     State income taxes                                               --               --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward             --               --
                                                            --------------   --------------

         Income tax expense                                 $         --     $         --
                                                            ==============   ==============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively:

                                               March 31, 2004    March 31, 2003
                                               --------------    --------------
     Deferred tax assets
       Net operating loss carryforwards        $        1,000    $        1,000
       Less valuation allowance                        (1,000)           (1,000)
                                               --------------    --------------

       Net Deferred Tax Asset                  $         --      $         --
                                               ==============    ==============

During each of the three month periods ended March 31, 2004 and 2003, the reserve for the deferred current tax asset increased by approximately $-0- and $-0-, respectively.




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

(2)  Results of Operations, Liquidity and Capital Resources

Quarters Ended March 31, 2004 and 2003
--------------------------------------

The Company had no revenue for the respective three month periods ended March 31, 2004 and 2003, respectively.

The Company had no general and administrative expenses for the quarters ended March 31, 2004 and 2003. The Company's net loss for the three months ended March 31, 2004 and 2003, respectively, was approximately $-0- and $-0-. Earnings per share for the respective quarters ended March 31, 2004 and 2003 were $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2004 and 2003, respectively, the Company had working capital of approximately $(11,000) and $(11,000).

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

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     On March 29, 2004, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 giving notice that the Company received written consents in lieu of a meeting from shareholders representing approximately 56% of our outstanding shares of common stock approving an amendment and restatement of the company's
     Articles of Incorporation (the "Restatement") to effect, among other things, a one-for-5.6 reverse split of the common stock, par value $.10 per share, of Basic Empire Corporation and to decrease the par value of the common stock from $.10 per share to $.001 per share. The effect of this action will be reflected in the Company's financial statements as of the first day of the first period presented, commencing on April 19, 2004, the effective date of this action.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits

     Exhibits
     --------
       31.1   Certification  pursuant  to Section 302 of  Sarbanes-Oxley  Act of
              2002
       32.1   Certification  pursuant  to Section 906 of  Sarbanes-Oxley  Act of
              2002.

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

Dated: April 7, 2004                                  /s/ Glenn A. Little
       -------------                        ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director