Form 10QSB
period 2004-06-30
BASIC EMPIRE CORP
filed 2004-07-30
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


              For the quarterly period ended June 30, 2004

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

                      12890 Hilltop Road, Argyle, TX 76226
                      ------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 26, 2004: 1,089,077

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                            Basic Empire Corporation

                 Form 10-QSB for the Quarter ended June 30, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         12

  Item 3   Controls and Procedures                                           14

Part II - Other Information

  Item 1   Legal Proceedings                                                 14

  Item 2   Changes in Securities                                             14

  Item 3   Defaults Upon Senior Securities                                   15

  Item 4   Submission of Matters to a Vote of Security Holders               15

  Item 5   Other Information                                                 15

  Item 6   Exhibits and Reports on Form 8-K                                  15

Signatures                                                                   15


Part I
Item 1 - Financial Statements

                            Basic Empire Corporation
                                 Balance Sheets
                             June 30, 2004 and 2003

                                   (Unaudited)

                                                                   June 30,      June 30,
                                                                     2004          2003
                                                                  ----------    ----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                       $  200,000    $     --
                                                                  ----------    ----------

Total Assets                                                      $  200,000    $     --
                                                                  ==========    ==========


                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------

 Liabilities
   Accounts payable - trade                                       $   11,499    $     --
   Advances from shareholder                                            --      $   11,000
                                                                  ----------    ----------

     Total Liabilities                                                11,499        11,000
                                                                  ----------    ----------

Commitments and contingencies

Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                        --            --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     1,089,077 and 285,507 shares
       issued and outstanding, respectively                            1,089           286
   Additional paid-in capital                                        389,406       160,209
   Accumulated deficit                                              (201,994)     (171,495)
                                                                  ----------    ----------

     Total Shareholders' Equity (Deficit)                            188,501       (11,000)
                                                                  ----------    ----------

Total Liabilities and Shareholders' Equity (Deficit)              $  200,000    $     --
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


                            Basic Empire Corporation
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2004 and 2003

                                   (Unaudited)

                                           Six months       Six months    Three months     Three months
                                             ended            ended           ended            ended
                                         June 30, 2004    June 30, 2003   June 30, 2004    June 30, 2003
                                         -------------    -------------   -------------    -------------

Revenues                                 $        --      $        --     $        --      $        --

Expenses
   General and administrative expenses          30,499             --            30,499             --
                                         -------------    -------------   -------------    -------------

Loss from Operations                           (30,499)            --           (30,499)            --

Provision for Income Taxes                        --               --              --               --
                                         -------------    -------------   -------------    -------------

Net Loss                                       (30,499)            --           (30,499)            --

Other Comprehensive Income                        --               --              --               --
                                         -------------    -------------   -------------    -------------

Comprehensive Loss                       $     (30,499)   $        --     $     (30,499)   $        --
                                         =============    =============   =============    =============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted               $       (0.07)             nil   $       (0.05)             nil
                                         =============    =============   =============    =============

Weighted-average number of
   shares of common stock outstanding          448,870          285,507         612,233          285,507
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


                            Basic Empire Corporation
                            Statements of Cash Flows
                     Six months ended June 30, 2004 and 2003

                                   (Unaudited)

                                                             Six months    Six months
                                                                ended         ended
                                                              June 30,      June 30,
                                                                2004          2003
                                                             ----------    ----------
Cash Flows from Operating Activities
   Net Loss                                                  $  (30,499)   $     --
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                --            --
       Consulting fees paid with common stock                    19,000          --
       Decrease in Accounts payable - trade                      11,499          --
                                                             ----------    ----------

Net cash used in operating activities                              --            --
                                                             ----------    ----------


Cash Flows from Investing Activities                               --            --
                                                             ----------    ----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                           200,000          --
                                                             ----------    ----------

Increase (Decrease) in Cash and Cash Equivalents                200,000          --

Cash and cash equivalents at beginning of period                   --            --
                                                             ----------    ----------

Cash and cash equivalents at end of period                   $  200,000    $     --
                                                             ==========    ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --      $     --
                                                             ==========    ==========
   Income taxes paid (refunded)                              $     --      $     --
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

On March 29, 2004, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 giving notice that the Company received written consents in lieu of a meeting from shareholders representing approximately 56% of its outstanding shares of common stock approving an amendment and restatement of the Company's Articles of Incorporation (the "Restatement") to effect, among other things, a one-for-5.6 share reverse split of the Company's common stock and to decrease the par value of the common stock from $0.10 per share to $0.001 per share. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.


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

                            Basic Empire Corporation

Note B - Preparation of Financial Statements - Continued

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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant shareholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant shareholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant shareholders to provide additional future funding.


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

                            Basic Empire Corporation

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

     At June 30, 2004, the Company's outstanding common stock equivalents in the form of Stock Warrants were considered antidilutive due to the Company's net operating loss position. The Company had no common stock equivalents outstanding at June 30, 2003.


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

                            Basic Empire Corporation

Note F - Advances from Shareholder

As of June 30, 2004, the Company's controlling shareholder had repaid all outstanding advances from the Company's former controlling shareholder and officer. As of June 30, 2003, the former controlling shareholder and officer had loaned the Company an aggregate $11,000 to support operations, settle outstanding trade accounts payable and provide working capital. This aggregate advance was repayable upon demand and was non-interest bearing.

On May 25, 2004, the Company agreed to pay Little and Company Investment Securities, an entity owned by Glenn A. Little, the Company's former controlling shareholder, officer and director, an aggregate $30,000, consisting of $11,000 in advances for working capital and $19,000 in consulting fees related to a May 25, 2004 change in control transaction and as additional consideration for maintaining the corporate entity. To formalize this obligation, the Company issued a $30,000 non-interest bearing promissory note payable on demand.

Concurrent with the May 25, 2004 change in control transaction, the Company and Little and Company Investment Securities executed an "Exchange Agreement" whereby the Company issued 89,285 post-reverse split shares of unregistered, restricted common stock in satisfaction of the outstanding promissory note. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2004 and 2003 is as follows:

                                                     Six months      Six months
                                                       ended           ended
                                                   June 30, 2004   June 30, 2003
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
                                                   =============   =============

As a result of a May 25, 2004 change in control, the Company has a net operating loss carryforward of approximately $30,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control involving holders of 5.0% or more of the issued and outstanding shares of common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                            Basic Empire Corporation

Note G - Income Taxes - continued

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                              Six months      Six months
                                                                ended           ended
                                                            June 30, 2004   June 30, 2003
                                                            -------------    -------------
Statutory rate applied to income before income taxes        $     (10,400)   $        --
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --               --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward          10,400             --
                                                            -------------    -------------

         Income tax expense                                 $        --      $        --
                                                            =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2004 and 2003, respectively:

                                                 June 30, 2004    June 30, 2003
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $      10,400    $       1,000
       Less valuation allowance                        (10,400)          (1,000)
                                                 -------------    -------------

       Net Deferred Tax Asset                    $        --      $        --
                                                 =============    =============

During each of the six month periods ended June 30, 2004 and 2003, the reserve for the deferred current tax asset increased by approximately $9,400 and $-0-, respectively.


Note H - Common Stock Transactions

Authorized Shares
-----------------

On April 12, 2004, the Company filed an Amendment and Restatement of it's Articles of Incorporation withe the Secretary of State of the State of Nevada. This Amendment allows for the issuance of up to 10,000,000 shares of $0.001 par value Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock. Prior to this change, the Company was authorized to issue up to 5,000,000 shares of $0.10 par value Common Stock. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

Reverse Stock Split
-------------------

On May 25, 2004, the Company's Board of Directors effected a 1 for 5.6 share reverse stock split of the then issued and outstanding common stock. The reverse stock split did not change the number of authorized shares of common stock or the par value of the Company's common stock. Except for any changes as a result of the treatment of fractional shares, each shareholder holds the same percentage of common stock outstanding immediately following the reverse stock split as such shareholder did immediately prior to the reverse stock split.

                            Basic Empire Corporation

Note H - Common Stock Transactions

Reverse Stock Split - continued

This action caused the issued and outstanding shares to decrease from 1,604,952 to approximately 285,507. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

Stock issuances

On May  25,  2004,  the  Company  sold  714,285  post-reverse  split  shares  of restricted common stock for gross proceeds of $200,000, pursuant to a subscription agreement, to Halter Financial Group, Inc., an entity owned by Timothy P. Halter, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Halter Financial Group, Inc. became the Company's controlling shareholder, owning 714,285 shares of the then 1,089,077 issued and outstanding shares of the Registrant's common stock, or approximately 66%.

On May 25, 2004, the Company agreed to pay Little and Company Investment Securities, an entity owned by Glenn A. Little, the Company's former controlling shareholder, officer and director, an aggregate $30,000, consisting of $11,000 in advances for working capital and $19,000 in consulting fees related to a May 25, 2004 change in control transaction and as additional consideration for maintaining the corporate entity. To formalize this obligation, the Company issued a $30,000 non-interest bearing promissory note payable on demand. Concurrent with the May 25, 2004 change in control transaction, the Company and Little and Company Investment Securities executed an "Exchange Agreement" whereby the Company issued 89,285 post-reverse split shares of unregistered, restricted common stock in satisfaction of the outstanding promissory note. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


Note I - Stock Warrant

As a result of the May 25, 2004 change in control and in consideration for agreeing to serve as an officer and director of the Company, Timothy P. Halter was granted a stock warrant on May 26, 2004 to purchase up to 89,285 post-reverse split shares of the Company's restricted, unregistered common stock at a price of $0.28 per share, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. This warrant is exercisable at any time after its issuance and expires on May 26, 2007. Due to the uncertainty related to the ultimate exercise for purchase of any shares covered by this warrant, the Company did not assign any compensation expense upon the issuance of this warrant.

The following table presents warrant activity through June 30, 2004:

                                                                        Weighted
                                                                         Average
                                                            Number of   Exercise
                                                              Shares      Price
                                                            ---------   --------

Balance at December 31, 2003                                    --          --
Issued                                                         89,285      $0.28
                                                            ---------
Balance at June 30, 2004                                       89,285
                                                            =========

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

(2)  Results of Operations, Liquidity and Capital Resources

Quarters Ended June 30, 2004 and 2003
-------------------------------------

The Company had no revenue for the respective six or three month periods ended June 30, 2004 and 2003, respectively.

The Company had no general and administrative expenses for the quarter ended June 30, 2003. The Company incurred general operating expenses related to the April 2004 reverse split transaction and the sale of common stock to Halter Financial Group in the amount of approximately $30,500. The Company's net loss for the six months ended June 30, 2004 and 2003, respectively, was approximately $(30,499) and $-0-. Earnings per share for the respective quarters ended June 30, 2004 and 2003 were $(0.07) and $0.00 on the weighted-average shares issued and outstanding, as adjusted for the effect of the April 2004 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2004 and 2003, respectively, the Company had working capital of approximately $200,000 and $(11,000).

It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant shareholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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


Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

On March 29, 2004, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 giving notice that the Company received written consents in lieu of a meeting from shareholders representing approximately 56% of our outstanding shares of common stock approving an Amendment and Restatement of the Company's Articles of Incorporation (the "Restatement") to effect, among other things, a one-for-5.6 share reverse split of the Company's common stock and to decrease the par value of the common stock from $0.10 per share to $0.001 per share. The effect of this action is reflected in the Company's accompanying financial statements as of the first day of the first period presented.

On May  25,  2004,  the  Company  sold  714,285  post-reverse  split  shares  of restricted common stock for gross proceeds of $200,000, pursuant to a subscription agreement, to Halter Financial Group, Inc., an entity owned by Timothy P. Halter, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Halter Financial Group, Inc. became the Company's controlling shareholder, owning 714,285 shares of the then 1,089,077 issued and outstanding shares of the Registrant's common stock, or approximately 66%.

On May 25, 2004, the Company agreed to pay Little and Company Investment Securities, an entity owned by Glenn A. Little, the Company's former controlling shareholder, officer and director, an aggregate $30,000, consisting of $11,000 in advances for working capital and $19,000 in consulting fees related to a May 25, 2004 change in control transaction and as additional consideration for maintaining the corporate entity. To formalize this obligation, the Company issued a $30,000 non-interest bearing promissory note payable on demand. Concurrent with the May 25, 2004 change in control transaction, the Company and Little and Company Investment Securities executed an "Exchange Agreement" whereby the Company issued 89,285 post-reverse split shares of unregistered, restricted common stock in satisfaction of the outstanding promissory note. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

As a result of the May 25, 2004 change in control and in consideration for agreeing to serve as an officer and director of the Company, Timothy P. Halter was granted a stock warrant on May 26, 2004 to purchase up to 89,285 post-reverse split shares of the Company's restricted, unregistered common stock at a price of $0.28 per share, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. This warrant is exercisable at any time after its issuance and expires on May 26, 2007. Due to the uncertainty related to the ultimate exercise for purchase of any shares covered by this warrant, the Company did not assign any compensation expense upon the issuance of this warrant.

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

   Reports on Form 8-K
   -------------------
     May 25, 2004 - Announcing an April 12, 2004 amendment to the Company's Articles of Incorporation and the implementation of a 1 for 5.6 share reverse stock split.
     May 25, 2004 - Announcing the completion of a private placement of 714,285 shares of restricted common stock for gross proceeds of $200,000; a change in control of the majority shareholder, officers and directors of the Company; and the issuance of a Warrant to purchase up to 89,285 shares of the Company's common stock.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Basic Empire Corporation

Dated: July 26, 2004                                /s/ Timothy P. Halter
       -------------                        ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director