Form 10QSB
period 2004-09-30
BASIC EMPIRE CORP
filed 2004-10-19
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


              For the quarterly period ended September 30, 2004

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934


              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-49608
                                                 -------

                            Basic Empire Corporation
        (Exact name of small business issuer as specified in its charter)

         Delaware                                           75-2955368
--------------------------                          ----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 20, 2004: 1,089,077

Transitional Small Business Disclosure Format (check one):        YES    NO X
                                                                     ---   ---

                            Basic Empire Corporation

              Form 10-QSB for the Quarter ended September 30, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         13

  Item 3   Controls and Procedures                                           15

Part II - Other Information

  Item 1   Legal Proceedings                                                 15

  Item 2   Changes in Securities                                             15

  Item 3   Defaults Upon Senior Securities                                   15

  Item 4   Submission of Matters to a Vote of Security Holders               15

  Item 5   Other Information                                                 15

  Item 6   Exhibits and Reports on Form 8-K                                  16

Signatures                                                                   16


Part I
Item 1 - Financial Statements

                            Basic Empire Corporation
                                 Balance Sheets
                           September 30, 2004 and 2003

                                   (Unaudited)

                                                                  September 30,    September 30,
                                                                       2004             2003
                                                                  -------------    -------------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                       $     174,857    $        --
                                                                  -------------    -------------

Total Assets                                                      $     174,857    $        --
                                                                  =============    =============


                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

 Liabilities
   Advances from stockholder                                      $        --      $      11,000
                                                                  -------------    -------------

     Total Liabilities                                                     --             11,000
                                                                  -------------    -------------

Commitments and contingencies

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                           --               --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     1,089,077 and 285,507 shares
       issued and outstanding, respectively                               1,089              286
   Additional paid-in capital                                           389,406          160,209
   Accumulated deficit                                                 (215,638)        (171,495)
                                                                  -------------    -------------

     Total Stockholders' Equity (Deficit)                               174,857          (11,000)
                                                                  -------------    -------------

Total Liabilities and Stockholders' Equity (Deficit)              $     174,857    $        --
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


                            Basic Empire Corporation
                 Statements of Operations and Comprehensive Loss
             Nine and Three months ended September 30, 2004 and 2003

                                   (Unaudited)

                                          Nine months      Nine months    Three months     Three months
                                             ended            ended           ended            ended
                                         September 30,    September 30,   September 30,    September 30,
                                              2004             2003            2004             2003
                                         -------------    -------------   -------------    -------------

Revenues                                 $        --      $        --     $        --      $        --

Expenses
   General and administrative expenses          44,143             --            13,644             --
                                         -------------    -------------   -------------    -------------

Income from Operations                         (44,143)            --           (13,644)            --

Provision for Income Taxes                        --               --              --               --
                                         -------------    -------------   -------------    -------------

Net Loss                                       (44,143)            --           (13,644)            --

Other Comprehensive Income                        --               --              --               --
                                         -------------    -------------   -------------    -------------

Comprehensive Loss                       $     (44,143)   $        --     $     (13,644)   $        --
                                         =============    =============   =============    =============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted               $       (0.07)             nil   $       (0.01)             nil
                                         =============    =============   =============    =============

Weighted-average number of
   shares of common stock outstanding          663,830          285,507       1,089,077          285,507
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


                            Basic Empire Corporation
                            Statements of Cash Flows
                  Nine months ended September 30, 2004 and 2003

                                   (Unaudited)

                                                                                    Nine months     Nine months
                                                                                       ended            ended
                                                                                   September 30,    September 30,
                                                                                        2004             2003
                                                                                   -------------    -------------
Cash Flows from Operating Activities
   Net Loss                                                                        $     (44,143)   $        --
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                                         --               --
       Consulting fees paid with common stock                                             19,000             --
       Decrease in Accounts payable - trade                                                 --               --
                                                                                   -------------    -------------

Net cash used in operating activities                                                    (25,143)            --
                                                                                   -------------    -------------


Cash Flows from Investing Activities                                                        --               --
                                                                                   -------------    -------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                                                    200,000             --
                                                                                   -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                                         174,857             --

Cash and cash equivalents at beginning of period                                            --               --
                                                                                   -------------    -------------

Cash and cash equivalents at end of period                                         $     174,857    $        --
                                                                                   =============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                                 $        --      $        --
                                                                                   =============    =============
   Income taxes paid (refunded)                                                    $        --      $        --
                                                                                   =============    =============

Supplemental Disclosure of Non-cash Financing and Investing Activities
     Repayment of advances from former controlling stockholder
       with issuance of 89,285 shares of common stock                              $      11,000    $        --
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

On March 29, 2004, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 giving notice that the Company received written consents in lieu of a meeting from stockholders representing approximately 56% of its outstanding shares of common stock approving an amendment and restatement of the Company's Articles of Incorporation (the "Restatement") to effect, among other things, a one-for-5.6 share reverse split of the Company's common stock and to decrease the par value of the common stock from $0.10 per share to $0.001 per share. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

On July 19, 2004, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 giving notice that the Company intended to merge with and into a newly formed wholly-owned Delaware subsidiary of the same name for the purpose of changing the Company's corporate domicile from Nevada to Delaware. This reincorporation and change in domicile was effective on August 10, 2004. Additionally, the reincorporated entity maintained the same capital structure as discussed above.

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

                            Basic Empire Corporation

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

     At September 30, 2004, the Company's outstanding common stock equivalents in the form of Stock Warrants were considered antidilutive due to the Company's net operating loss position.

     The Company had no common stock equivalents outstanding at September 30, 2003.


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

                            Basic Empire Corporation

Note F - Advances from Stockholder

Through March 31, 2004, the Company's former controlling stockholder and officer had loaned the Company an aggregate $11,000 to support operations, settle outstanding trade accounts payable and provide working capital. This aggregate advance was repayable upon demand and was non-interest bearing.

On May 25, 2004, the Company agreed to pay Little and Company Investment Securities, an entity owned by Glenn A. Little, the Company's former controlling stockholder, officer and director, an aggregate $30,000, consisting of $11,000 in advances for working capital as discussed in the preceding paragraph and $19,000 in consulting fees related to a May 25, 2004 change in control transaction and as additional consideration for maintaining the corporate entity. To formalize this obligation, the Company issued a $30,000 non-interest bearing promissory note payable on demand.

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


Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2004 and 2003 is as follows:

                                                    Nine months     Nine months
                                                       ended           ended
                                                   September 30,   September 30,
                                                        2004            2003
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
       Total                                       $        --     $        --
                                                   =============   =============

As a result of a May 25, 2004 change in control, the Company has a net operating loss carryforward of approximately $44,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control involving holders of 5.0% or more of the issued and outstanding shares of common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


                            Basic Empire Corporation

                    Notes to Financial Statements - Continued


Note G - Income Taxes - continued

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Nine months      Nine months
                                                                ended            ended
                                                            September 30,    September 30,
                                                                 2004             2003
                                                            -------------    -------------
Statutory rate applied to income before income taxes        $     (15,000)   $        --
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --               --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward          15,000             --
                                                            -------------    -------------

         Income tax expense                                 $        --      $        --
                                                            =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2004 and 2003, respectively:

                                                 September 30,    September 30,
                                                      2004             2003
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $      15,000    $       1,000
       Less valuation allowance                        (15,000)          (1,000)
                                                 -------------    -------------

       Net Deferred Tax Asset                    $        --      $        --
                                                 =============    =============

During each of the nine month periods ended September 30, 2004 and 2003, the reserve for the deferred current tax asset increased by approximately $14,000 and $50, respectively.


Note H - Common Stock Transactions

Authorized Shares and Reincorporation

On April 12, 2004, the Company filed an Amendment and Restatement of its Articles of Incorporation with the Secretary of State of the State of Nevada. This Amendment allows for the issuance of up to 10,000,000 shares of $0.001 par value Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock. Prior to this change, the Company was authorized to issue up to 5,000,000 shares of $0.10 par value Common Stock. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

On July 19, 2004, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 giving notice that the Company intended to merge with and into a newly formed wholly-owned Delaware subsidiary of the same name for the purpose of changing the Company's corporate domicile from Nevada to Delaware. This reincorporation and change in domicile was effective on August 10, 2004. Additionally, the reincorporated entity maintained the same capital structure as discussed above.

                            Basic Empire Corporation

Note H - Common Stock Transactions

Reverse Stock Split
-------------------

On May 25, 2004, the Company's Board of Directors effected a 1 for 5.6 share reverse stock split of the then issued and outstanding common stock. The reverse stock split did not change the number of authorized shares of common stock or the par value of the Company's common stock. Except for any changes as a result of the treatment of fractional shares, each stockholder holds the same percentage of common stock outstanding immediately following the reverse stock split as such stockholder did immediately prior to the reverse stock split.

This action caused the issued and outstanding shares to decrease from 1,604,952 to approximately 285,507. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

Stock issuances
---------------

On May  25,  2004,  the  Company  sold  714,285  post-reverse  split  shares  of restricted common stock for gross proceeds of $200,000, pursuant to a subscription agreement, to Halter Financial Group, Inc., an entity owned by Timothy P. Halter, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Halter Financial Group, Inc. became the Company's controlling stockholder, owning 714,285 shares of the then 1,089,077 issued and outstanding shares of the Registrant's common stock, or approximately 66%.

On May 25, 2004, the Company agreed to pay Little and Company Investment Securities, an entity owned by Glenn A. Little, the Company's former controlling stockholder, officer and director, an aggregate $30,000, consisting of $11,000 in advances for working capital and $19,000 in consulting fees related to a May 25, 2004 change in control transaction and as additional consideration for maintaining the corporate entity. To formalize this obligation, the Company issued a $30,000 non-interest bearing promissory note payable on demand. Concurrent with the May 25, 2004 change in control transaction, the Company and Little and Company Investment Securities executed an "Exchange Agreement" whereby the Company issued 89,285 post-reverse split shares of unregistered, restricted common stock in satisfaction of the outstanding promissory note. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


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

                            Basic Empire Corporation

Note I - Stock Warrant - Continued

The following table presents warrant activity through September 30, 2004:

                                                                     Weighted
                                                                     Average
                                                    Number of       Exercise
                                                     Shares           Price
                                                    ---------       ---------
     Balance at December 31, 2003                      --              --

     Issued                                          89,285          $0.28
                                                     ------

     Balance at September 30, 2004                   89,285
                                                     ======



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

(2)  Results of Operations, Liquidity and Capital Resources

Quarters Ended September 30, 2004 and 2003
------------------------------------------

The Company had no revenue for the respective nine or three month periods ended September 30, 2004 and 2003, respectively.

The Company had no general and administrative expenses for either the quarter or nine months ended September 30, 2003. The Company incurred general operating expenses related to the April 2004 reverse split transaction, the sale of common stock to Halter Financial Group, and compliance with the Securities Exchange Act of 1934, as amended, in the aggregate amount of approximately $44,000.

The Company's net loss for the nine months ended September 30, 2004 and 2003, respectively, was approximately $(44,000) and $-0-. Earnings per share for the respective quarters ended September 30, 2004 and 2003 were $(0.07) and $0.00 on the weighted-average shares issued and outstanding, as adjusted for the effect of the April 2004 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2004 and 2003, respectively, the Company had working capital of approximately $175,000 and $(11,000).

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

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

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

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
     31.1      Certification  pursuant to Section 302 of  Sarbanes-Oxley  Act of
               2002

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

                                                        Basic Empire Corporation

Dated: October 20, 2004                               /s/ Timothy P. Halter
       ----------------                     ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director