Form 10KSB
period 2004-12-31
BASIC EMPIRE CORP
filed 2005-04-15
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________


--------------------------------------------------------------------------------
                        Commission file number: 000-49608


                            BASIC EMPIRE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                   Delaware                                75-2955368
----------------------------------------      ----------------------------------
     (State or Other Jurisdiction                 (I.R.S. Employer I.D. No.)
     incorporation or organization)


      Room 511, 5/F Wing on Plaza                             N/A
      62 Mody Road, Tsim Sha Tsui
          Kowloon, Hong Kong
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)


           Issuer's telephone number              +852 6555 1799
                                       ----------------------------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Securities registered under Section 12 (b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 was $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: 965,173 shares held by non-affiliates had an aggregate market value of $3,378,105 as of March 30, 2005.

As of March 30, 2005, there were 12,374,903 shares of Common Stock issued and outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes   No  X

                            Basic Empire Corporation

                                Table of Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1       Description of Business                                           4
Item 2       Description of Property                                          10
Item 3       Legal Proceedings                                                10
Item 4       Submission of Matters to a Vote of Security Holders              11

Part II

Item 5       Market for Company's Common Stock and Related
             Stockholders Matters                                             11
Item 6       Management's Discussion and Analysis or Plan of Operation        12
Item 7       Financial Statements                                             15
Item 8       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures                             15
Item 8A      Controls and Procedures                                          16

Part III

Item 9       Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                16
Item 10      Executive Compensation                                           19
Item 11      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       21
Item 12      Certain Relationships and Related Transactions                   22
Item 13      Exhibits and Reports on 8-K                                      22
Item 14      Principal Accountant Fees and Services                           22

Signatures                                                                    24

FINANCIAL STATEMENTS                                                         F-1

EXHIBITS

                                     PART I

Certain statements in this Form 10-KSB constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-KSB are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Risk Factors".

Item 1 - Description of Business

Overview

On February 3, 2005, Basic Empire Corporation completed a reorganization with China Tailong Holding Company Limited ("Tailong") pursuant to a Reorganization Agreement (the "Reorganization"). As a result of the combination with Tailong, Basic Empire Corporation is a fertilizer manufacturer and conducts operations in the People's Republic of China (the "PRC") through the wholly-owned subsidiary, Tailong and Tailong's 90% owned subsidiary, Pacific Dragon Fertilizer Co., Ltd. ("Pacific Dragon"). Tailong was incorporated on October 27, 2003 under the laws of Hong Kong, and the operating company, Pacific Dragon, is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994.

Unless otherwise specified or the context OTHERWISE requires, in this Form 10-KSB the terms the "Company", "Basic Empire", "we", and "our" shall mean the operations or business of Basic Empire Corporation, a Delaware corporation, prior to the Reorganization. Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the term "Tailong" and "Pacific Dragon" shall refer to the operations of the Company on or after February 3, 2005.

Introduction

We were incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. Throughout our history we have conducted various ventures.

Our initial business objectives were directed towards the development of mining claims and the infrastructure needed to development properties. In 1970, we had a change of management and our business focus became the development of property in Southern California. These efforts were unsuccessful and were abandoned. Since 1986 we have not conducted any material business.

On April 19, 2004, we conducted a 1 for 5.6 reverse stock split of our issued and outstanding shares of common stock. In addition, we also decreased the par value of the common stock from $.10 per share to $.001 per share. As a result of the reverse stock split, the total number of issued and outstanding shares of our common stock was decreased from 1,604,746 shares of common stock to 286,561 shares of common stock.

On May 25, 2004, we sold 714,285 post-reverse split shares of restricted common stock to Halter Financial Group, Inc., an entity owned by Timothy P. Halter, at the price of $0.28 per share for gross proceeds of $200,000 ("May 2004 Private Placement"). As result of the May 2004 Private Placement, Halter Financial Group, Inc. became our controlling shareholder owning approximately 66% of our common stock. On the following day, Timothy P. Halter was appointed as the sole director and elected as our Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board and Secretary.

On May 25, 2004, we agreed to pay Little and Company Investment Securities, an entity owned by Glenn A. Little, our former controlling stockholder, officer and director, an aggregate $30,000, consisting of $11,000 in advances for working capital and $19,000 in consulting fees related to the May 2004 Private Placement and as additional consideration for maintaining the corporate entity.

On August 10, 2004 we merged with and into a newly formed wholly-owned Delaware subsidiary of the same name for the purpose of changing our corporate domicile from Nevada to Delaware. The new entity maintained the same capital structure as the pre-incorporated entity. In addition, our Certificate of Incorporation authorized 100 million shares of common stock and 10 million shares of preferred stock.

On December 25, 2004, we entered into the Agreement and Plan of Reorganization, as amended, with Tailong, and the Tailong stockholders. The Reorganization was deemed effective on February 3, 2005. The Reorganization Agreement provided for the acquisition all of the issued and outstanding capital stock of Tailong in consideration for the issuance of 10,606,158 shares of our restricted common stock.

Tailong has a 90% interest in Pacific Dragon. Pacific Dragon is a fertilizer manufacturer and conducts operations in the People's Republic of China (the "PRC"). Tailong was incorporated on October 27, 2003 under the laws of Hong Kong, and the operating company, Pacific Dragon, is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994.

Following our Reorganization on February 3, 2005, we completed a private placement (the "February 2005 Private Placement"). Subject to a number of restrictions including a right of rescission, we sold 590,285 shares of our common stock for $1,000,000, to two investors (the " February Investors"). Each February Investor completed a stock purchase agreement.

On March 9, 2005 we filed an information statement with the SEC and we plan on filing a definitive information statement in April or May. The information statement, which was approved by written consent of the holders of a majority of our common stock, contained the following amendments to our Certificate of
Incorporation: (1) the changing of our name to China Agritech, Inc. in order to reflect our new business of manufacturing and marketing liquid fertilizer products; (2) allowing the Board of Directors to set the number of directors in accordance with our bylaws; and (3) effecting a forward stock split whereby each share of issued and outstanding common stock is converted into 1.14 shares of our common stock.

Employees

As of December 31, 2004, we had no employees. During 2004, we used consultants, attorneys and accountants as necessary to assist in the operations of our business.

Risk Factors

As of December 31, 2004, we had the following Risk Factors:

WE HAVE CONFLICTS OF INTEREST

Certain conflicts of interest exist between us and our officers and directors. The officers have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties.

POSSIBLE NEED FOR ADDITIONAL FINANCING

We have very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if our currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, our ultimate success will depend, in part, upon our availability to raise additional capital. In the event that we requires modest amounts of additional capital to fund our operations until we are able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, we have not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until we have determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, if it can be obtained on terms acceptable to us. If not available, our operation will be limited to those that can be financed with our modest capital.

REGULATION OF PENNY STOCKS

Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purpose of the rule, the phrase accredited investor means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker dealer must make special suitability determination for the purchaser and receive from the purchasers written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our purchasers to sell such securities in any market that might develop therefor.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. Such rules include Rule 3a51-1 under the Securities Act of 1933, an Rules 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and
15g-7 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute penny stocks within the meaning of the rules, the rules would apply us and to our securities. The rules may further affect the ability of our shareholders to sell their shares in any public market, which might develop.

According to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to our securities.

NO OPERATING HISTORY

We had no meaningful operating history, revenues from operations or assets for the year ended December 31, 2004.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that we will generate revenues or profits, or that the market price of our outstanding shares will increase.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our By-Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such persons promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we may be unable to recoup.

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will, be made by our officers. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to us. In the event our officers consider it necessary to hire outside advisors, they may elect to hire people who are affiliates, if those affiliates are able to provide the required services.

NO FORESEEABLE DIVIDENDS

We have not paid dividends on our securities and do not anticipate paying such dividends in the foreseeable future.

NO PUBLIC MARKET EXISTS

While our equity securities are listed for trading on the Over the Counter Bulletin Board under the trading symbol "BSEC.OB", there is no significant or consistent public market for our common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate such investment without considerable delay, if at all. If a market should develop, the price may be highly volatile.

Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

RULE 144 SALES

Our restricted shares of common stock may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of our outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under any other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of our common stock.

STATE LAW CONSIDERATION

Because the securities registered hereunder have not been registered for resale under the laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for our securities to be a limited one.

SOME  OF  THE  INFORMATION  IN  THIS  ANNUAL  REPORT  CONTAINS   FORWARD-LOOKING
STATEMENTS.

Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

 -     discuss our expectations about our future performance;

 -     state other "forward-looking" information.

We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this prospectus could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

Item 2 - Description of Property

Since the Reorganization, our principal executive offices have been located at Room 511, 5/F., Wing on Plaza 62 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong. We rent this property for approximately $2,054 per month. This space is suitable for our current uses and it is easily replaceable in the event that we decide to relocate.

Item 3 - Legal Proceedings

We have no pending legal proceedings. From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a shareholder vote during the 2004 fiscal year; however two information statements were filed during 2004.

An information statement on Schedule 14C was filed with the SEC and mailed to shareholders in March 2004. The information statement informed shareholders that, pursuant to majority written consent of our shareholders, we conducted a 1 for 5.6 reverse stock split of our issued and outstanding shares of common stock. In addition, we also decreased the par value of the common stock from $.10 per share to $.001 per share.

An information statement on Schedule 14C was filed with the SEC and mailed to shareholders on July 6, 2004. The information statement informed shareholders that, pursuant to majority written consent of our shareholders, we merged with and into a newly formed wholly-owned Delaware subsidiary of the same name for the purpose of changing our corporate domicile from Nevada to Delaware. The new entity maintained the same capital structure as the pre-incorporated entity. In addition, our Certificate of Incorporation authorized 100 million shares of common stock and 10 million shares of preferred stock.

                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

We trade on the OTCBB under the symbol "BSEC.OB". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The high and low bid prices for our common stock for each full financial quarter for the two most recent full fiscal years were as follows:

                   Quarter Ended                    High                 Low

     2004
     -------------------------------------     ----------------     ------------
     4th Quarter                                    $.00                $.00
     -------------------------------------     ----------------     ------------
     3rd Quarter                                    $.00                $.00
     -------------------------------------     ----------------     ------------
     2nd Quarter                                    $.00                $.00
     -------------------------------------     ----------------     ------------
     1st Quarter                                    $.00                $.00

     2003
     -------------------------------------
     -------------------------------------
     4th Quarter                                    $.05                $.04
     -------------------------------------     ----------------     ------------
     3rd Quarter                                    $.04                $.04
     -------------------------------------     ----------------     ------------
     2nd Quarter                                    $.04                $.04
     -------------------------------------     ----------------     ------------
     1st Quarter                                    $.00                $.00
     -------------------------------------     ----------------     ------------

On March 30, 2005, the closing price of our common stock on the OTCBB was $3.50. As of March 30, 2005, the stockholders' list for our common stock showed 948 registered shareholders of record, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees and 12,374,903 shares of common stock issued and outstanding.

Dividend Policy

We have not paid, nor declared, any dividends and we do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Delaware law and the laws of the PRC.

Transfer Agent

Our stock transfer agent is Securities Transfer Corporation. Their mailing address and telephone number is Suite 102, 2591 Dallas Parkway, Frisco, Texas 75034; (469) 633-0101.

Item 6 - Management's Discussion and Analysis or Plan of Operation

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS PROSPECTUS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED ABOVE UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

Overview

We were originally incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. In 1970, we experienced a change in control and focused its business activities on the development of properties in Southern California. None of these efforts were successful and we have been dormant since 1986. Throughout our existence, we have experienced several corporate name changes as follows: Argyle Corporation in January 1960; Basic Empire in November 1963; and Basic Empire Corporation in December 1976.

Our initial business objectives were directed towards the development of mining claims and the infrastructure needed to development properties. In 1970, we had a change of management and our business focus became the development of property in the Southern California. These efforts were unsuccessful and were abandoned prior to 1990, at which time we cease conducting any material business. In February 2002, we elected to initiate the process of voluntarily becoming a reporting company under the Securities Exchange Act of 1934.

On May 25, 2004 we experience a change in control. In consideration for agreeing to serve as our officer and director, Mr. Timothy P. Halter was granted a stock warrant on May 26, 2004 to purchase up to 89,285 post-reverse split shares of our restricted, unregistered common stock at a price of $0.28 per share, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. Mr. Halter exercised this warrant on November 16, 2004.

On July 19, 2004, we gave notice that we intended to merge with and into a newly formed wholly-owned Delaware subsidiary of the same name for the purpose of changing our corporate domicile from Nevada to Delaware. This reincorporation and change in domicile was effective on August 10, 2004. Additionally, the reincorporated entity maintained the same capital structure as the pre-incorporated entity.

On October 25, 2004, we filed a Form S-8 Registration Statement. This Registration Statement related to the offer and sale of up to 89,285 shares of common stock underlying Mr. Halter's warrants (the "Selling Stockholder"). The purpose was to compensate him for his services as our officer and director.

On December 25, 2004, the Company, Tailong, and the Tailong stockholders entered into the Agreement and Plan of Reorganization, as amended and such Reorganization became effective on February 3, 2005. The Reorganization Agreement provided for the acquisition by the Company from the Tailong stockholders of all of the issued and outstanding Tailong shares in exchange for 10,606,158 shares of newly issued restricted common stock of the Company.

As a result of the combination with Tailong, the Company is a fertilizer manufacturer and conducts operations in the People's Republic of China (the "PRC") through the wholly-owned subsidiary, Tailong and Tailong's 90% owned subsidiary, Pacific Dragon Fertilizer Co., Ltd. ("Pacific Dragon"). Tailong was incorporated on October 27, 2003 under the laws of Hong Kong, and the operating company, Pacific Dragon, is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994.

Pacific Dragon engages in the business of manufacturing and marketing a series of highly effective liquid compound fertilizers. These products are marketed and sold to farmers in 11 provinces of the PRC. We conduct on-going research and development to further improve existing products and develop new compound fertilizers.

Results of Operations

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Revenues. We had no revenue for the years ended December 31, 2004 and 2003, respectively as the focus of our business has been to find a buyer.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2004 and 2003 were approximately $60,597 and $0, respectively. The increase was due primarily to costs related to completing the Reorganization, the maintenance of our stockholder records and filing requirements to comply with the Securities Exchange Act of 1934.

Net Loss. As a result of the foregoing factors, our net loss increased slightly to $55,597 for the year ended December 31, 2004, from a net loss of $0 for the year ended December 31, 2003. Our net loss per share decreased to $0.07 for the year ended December 31, 2004, from $0.00 for the year ended December 31, 2003, due to an increase in expenses in 2004.

Liquidity and Capital Resources

Our operating plan for calendar year 2004 was focused on continued effort to find a buyer or merger partner. On May 25, 2004, we sold 714,285 post-reverse split shares of our common stock for gross proceeds of $200,000, pursuant to a subscription agreement, to Halter Financial Group, Inc., an entity owned by Timothy P. Halter. We relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Halter Financial Group, Inc. became our controlling stockholder, owning 714,285 shares of the then 1,089,077 issued and outstanding shares of the Registrant's common stock, or approximately 66%. As a result of the Reorganization, our operating plan for calendar year 2005 is focused on engaging in the business of manufacturing and marketing a series of highly effective liquid compound fertilizers.

We estimate that after giving effect to the Reorganization, the current capital reserves that result will allow us to operate for at least twelve months without relying on additional financing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition.

For the next twelve months we expect the primary sources of liquidity to be funds generated by operations and cash on hand. As of December 31, 2004, we have not been profitable and have experienced negative cash flows from operations. During 2004, operations were primarily financed through the issuance of stock and advances from stockholders.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.

Item 7 - Index to Financial Statements

The Financial Statements can be found immediately following Item 14 below.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective January 26, 2005, S.W. Hatfield, CPA (SWHCPA) ("SW") was dismissed as our principal accountant. SW did not audit or review any of our financial statements for the fiscal year 2004. Prior to their dismissal, there were no disagreements with SW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of SW would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term as described in Item 304(a)(1)(iv) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-B").

Effective March 5, 2005, Weinberg & Co., P.A. ("Weinberg") was dismissed as our principal accountant. Weinberg did not audit or review any of our financial statements. Prior to their dismissal, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Weinberg would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term as described in Item 304(a)(1)(iv) of Regulation S-B .

Effective on March 5, 2005, we engaged Kabani & Company, Inc., whose address is 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647, to audit our financial statements. During our most recent fiscal year, and the subsequent period prior to such appointment, we have not consulted the newly engaged accountant regarding the application of accounting principals to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

Our Board of Directors approved the aforementioned changes in accountants described herein.

Item 8A - Controls and Procedures

As of December 31, 2004, evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names of all of our current directors and executive officers as of February 3, 2005, the date of the Reorganization. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified.

----------------------------- ------------- ------------------------------------
Name and Address                   Age      Position
----------------------------- ------------- ------------------------------------
Chang Yu                           49       Director/President/CEO/Secretary
----------------------------- ------------- ------------------------------------
Xiaorong Teng                      35       Vice President of Sales
----------------------------- ------------- ------------------------------------
Tak Shing Eddie Wong               41       Vice President of Sales
----------------------------- ------------- ------------------------------------
Tik Man Tsoi                       48       Vice President of Administration
----------------------------- ------------- ------------------------------------
Li Jun Peng                        63       Chief Financial Officer
----------------------------- ------------- ------------------------------------
Timothy P. Halter (1)                       Director, President, Chief Executive
                                            Officer, Chief Financial Officer and
                                            Secretary
----------------------------- ------------- ------------------------------------
(1) Timothy P. Halter resigned as a member of the Board of Directors and as an officer as of February 3, 2005, the date of the Reorganization.

Chang Yu: Mr. Chang Yu has been our sole director and has served as our President, Chief Executive Officer and Secretary since our acquisition of Tailong on February 3, 2005. Since 1994, Mr. Chang has been serving as the Chairman of the Board of Directors of Pacific Dragon, and Tailong. Mr. Chang graduated from the Heilongjiang Forestry Cadre Management Institute majoring in Chinese language. From 1992 to1994, he served as the Chairman of Board of Directors of Harbin Yinlong Industry Co., Ltd.

Xiaorong Teng: Ms. Teng has been our Vice President of Sale since our acquisition of Tailong on February 3, 2005. Ms. Teng served as the director of Pacific Dragon since 2000. She also served as a director of Tailong since its incorporation in 2003. Ms. Teng worked for Harbin Yinlong Company from 1994 to
2000 as the general manager. Previously she worked for Harbin Post & Telecommunication Bureau from 1992 to 1994.

Tak Shing Eddie Wong: Mr. Wong has been our Vice President of sales since our acquisition of Tailong on February 3, 2005. Mr. Wong served as a director of Tailong since 2004. Previously he worked for Lim Li Fung Group-HK as a senior consultant from 1999 to 2004.

Mr. Tik Man Tsoi: Mr. Tsoi has been our Vice President of Administration since our acquisition of Tailong on February 3, 2005. He served as director of Heng An Tong Tai Investment Holding Co., Ltd. from 1999 to 2005.

Li Jun Peng: Ms. Peng has been our Chief Financial Officer since our acquisition of Tailong on February 3, 2005. Ms. Peng has been working for Pacific Dragon and later Tailong as the chief accountant since August 1997. From 1990 to 1996, Ms. Peng served as the director of the auditing faculty of Harbin Institute of Technology. From 1970 to 1989, Ms. Peng worked for Harbin Civil Administration Bureau. Ms. Peng graduated from Harbin Institute of Technology in 1968.

There are no family relationships among our directors or officers.

Board Composition and Committees

Since the Reorganization, the board of directors is currently composed of one member, Chang Yu. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Upon the effectiveness of the Schedule 14C, we intend to expand our board to include additional directors.

Since we currently only have one member on the board of directors, we have no committees Audit, Compensation or any other committees.

Code of Ethics

We do not yet have a Code of Ethics. Due to the recent completion of the Reorganization with Tailong, the board of directors had decided to postpone the adoption of a code of ethics until we are able to focus our business plan and develop a greater infrastructure. Once we have adopted a Code of Ethics, a copy may be obtained by sending a written request to our corporate Secretary.

Director Compensation

No cash compensation was paid to our director for services as a director during the fiscal year ended December 31, 2004. We have no standard arrangement pursuant to which our board of directors are compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2004, Mr. Little did not timely file certain Form 4's.


Item 10 - Executive Compensation

The following table provides compensation information for the period indicated with respect to the person who served as our President for the years ended
December 31, 2004, 2003 and 2002, and all other of our executive officers receiving total salary and bonus in excess of $100,000 during the years ended
December 31, 2004, 2003 and 2002 (collectively, the "Named Executive Officers"):

                                          SUMMARY COMPENSATION TABLE

---------------------------------------------------------------- --------------------------------- ----------
                                                                     Long Term Compensation
---------------------------------------------------------------- --------------------------------- ----------
                                       Annual Compensation                Awards           Payouts
------------------------- -------- ----------------------------- ------------------------- ------- ----------
           (a)               (b)      (c)     (d)       (e)        (f)          (g)          (h)       (i)

                                                        Other                 Securities
                                                       Annual   Restricted   Under-lying    LTIP   All Other
    Name and Principal                        Bonus  Compensa-     Stock    Options/ SARs  Payouts  Compen-
         Position           Year   Salary ($)  ($)      tion    Awards ($)       (#)         ($)   sation ($)
------------------------- -------- ---------- ----- ----------- ---------- --------------- ------- ----------

------------------------- -------- ---------- ----- ----------- ---------- --------------- ------- ----------
Mr. Timothy Halter          2004       0       0         0          0            0            0         0
(1)(4)
------------------------- -------- ---------- ----- ----------- ---------- --------------- ------- ----------
CEO, President, Chief
Financial Officer and
Secretary
------------------------- -------- ---------- ----- ----------- ---------- --------------- ------- ----------
Glenn A. Little(2)(4)       2004       0       0         0          0            0            0         0
CEO, President, Chief       2003       0       0         0          0            0            0         0
Financial Officer           2002       0       0         0          0            0            0         0
------------------------- -------- ---------- ----- ----------- ---------- --------------- ------- ----------
Matthew Blair (3)(4)        2004       0       0         0          0            0            0         0
Secretary and               2003       0       0         0          0            0            0         0
Treasurer                   2002       0       0         0          0            0            0         0
------------------------- -------- ---------- ----- ----------- ---------- --------------- ------- ----------

(1) Mr. Timothy Halter was appointed as a director and elected as our Chief Executive Officer, President, Chief Financial Officer, and Secretary on May 26, 2004. Mr. Halter served in such capacities until the date of the Reorganization.

(2) Mr. Glen Little resigned as a director and officer effective May 26, 2004.

(3) Mr. Matthew Blair resigned as a director and officer effective May 26, 2004.

(4) Our management did not spend any material time working since we had no material business. Accordingly, we did not compensate any officer or director during this time period.

Stock Option Grants and Exercises

We currently have no option, retirement, pension or profit sharing programs for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment, Severance and Change of Control Agreements

We currently have no employment, severance or change of control agreements.

Limitation of Liability and Indemnification

Our certificate of incorporation, with certain exceptions, eliminates any personal liability of directors or officers to us or our stockholders for monetary damages for the breach of such person's fiduciary duty, and, therefore, an officer or director cannot be held liable for damages to us or our stockholders for gross negligence or lack of due care in carrying out his or her fiduciary duties as a director or officer except in certain specified instances. We have also adopted by-laws which provide for indemnification to the full extent permitted under law which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with us to the maximum extent and under all circumstances permitted by law.

There are presently no material pending legal proceedings to which a director, officer and employee of ours is a party. There is no pending litigation or proceeding involving one of our directors, officers, employees or other agents as to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

To the extent provisions of our articles of incorporation provide for indemnification of directors for liabilities arising under the Securities Act or the Exchange Act, those provisions are, in the opinion of the Securities and Exchange Commission, against public policy and therefore are unenforceable.


Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of February 3, 2005 and (i) all persons who are known to us to be beneficial owners of five percent or more of the common stock, (ii) each of our Directors, (iii) the Named Executive Officers named in the "Executive Compensation" section of this prospectus and (iv) all current Directors and executive officers as a group.

    NAME AND ADDRESS OF BENEFICIAL OWNER (1)          Shares Beneficially       % of Class Owned
                                                             Owned
Chang Yu (1)                                               9,545,544                    81

Xiaorong Teng                                                530,308                   4.5

Tak Shing Eddie Wong                                         530,308                   4.5

China Tailong Group Ltd                                    8,484,926                    72

Lijun Peng                                                         0                     0

Tik Man Tsoi (2)                                                   0                     0

Timothy Halter (3)                                           803,570                   6.8

Halter Financial Group, Inc. (3)                             714,285                     6

Officers and Directors as a group (five persons)          10,060,158                   90%

(1) Includes 1,060,618 shares of common stock held by Chang Yu as an individual and 8,484,926 shares of common stock of Group Limited in which Chang Yu owns 65% of such entity.

(2) Tsoi Tik Man holds no shares of common stock as an individual; however, Mr. Tsoi does own 30% of Group Limited which owns 8,484,926 shares of common stock of BEC.

(3) Includes 714,285 shares of common stock owned by Halter Financial Group, Inc., and 89,285 shaFres of common stock owned by Timothy P. Halter owner of Halter Financial Group, Inc.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 3, 2005 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Basic Empire Corporation, Room 511, 5/F Wing on Plaza 62 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 12,374,903 shares of our common stock outstanding as of February 3, 2005.

Item 12 - Certain Relationships and Related Transactions

During  2004  we  entered  into  a  Financial   Advisory   Agreement   with  HFG
International Limited, an entity controlled by Mr. Timothy Halter, to provide assistance regarding the reverse merger.

Item 13 - Exhibits and Reports on Form 8-K

(a) (1) Our audited financial statements are included in this Annual Report on Form 10-KSB.

(a) (2) The following exhibits are being filed herewith.


-------------- -----------------------------------------------------------------
Exhibit No.    Description
-------------- -----------------------------------------------------------------

-------------- -----------------------------------------------------------------
3.1*           Certificate of Incorporation filed on July 19, 2004.
-------------- -----------------------------------------------------------------
10.1*          Subscription  Agreement  dated May 25,  2004 by and  among  Basic
               Empire  Corporation  and Halter  Financial Group filed on May 25,
               2004
-------------- -----------------------------------------------------------------
10.2*          Agreement  and Plan of  Merger  dated  July 1,  2004 by and among
               Basic Empire  Corporation,  a Nevada Corporation and Basic Empire
               Corporation, a Delaware corporation filed on July 19, 2004.
-------------- -----------------------------------------------------------------

* Previously filed

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the quarter ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

The following table shows the aggregate fees billed us for professional services by .W. Hatfield, CPA (2003 to January 26, 2005), Weinberg & Co., P.A.(January 27, 2005 until March 5, 2005) and Kabani & Company, Inc. our independent auditors, for fiscal years 2004 and 2003:

                                       FISCAL 2004                FISCAL 2003
                              ---------------------------    -------------------

--------------------------------------------------------------------------------
Audit Fees                    $                 3,937.50     $          2,887.50
--------------------------------------------------------------------------------

Audit-Related Fees            $                        0     $                 0
--------------------------------------------------------------------------------

Tax Fees                      $                   150.00     $            150.00
--------------------------------------------------------------------------------

All Other Fees                $                 1,225.00     $                 0
--------------------------------------------------------------------------------

Total                         $                 5,312.50     $          3,037.50
--------------------------------------------------------------------------------


Audit Fees. This category includes the aggregate fees billed for professional services rendered f or the audits of our consolidated financial statements for fiscal years 2004 a nd 2003, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal 2004 and 2003, and for services that are n ormally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal- years for assurance and related services by the independent auditors that are r easonably related to the performance of the audits or reviews of the financial st atements and are not reported above under "Audit Fees," and generally consist of fees for other attest engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."

The Audit Committee considered the compatibility of the non-audit-related services performed by and fees paid to S.W. Hatfield, CPA in 2003 and to (i) S.W. Hatfield, CPA, (ii) Weinberg & Co., P.A., and (iii) Kabani & Company, Inc. in the proposed non-audit-related services and proposed fees for 2004 and determined that such services and fees are compatible with the independence of such auditors. During 2004, we and S.W. Hatfield, CPA, Weinberg & Co., P.A., and Kabani & Company, Inc. did not utilize any leased personnel in connection with the audits.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                        Basic Empire Corporation

Dated: April 15, 2005                               By:  /s/ Chang Yu
       ---------------                                  ------------------------
                                                        Chang Yu
                                                        Chief Executive Officer,
                                                        President and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.


Dated: April 15, 2005                               By:  /s/ Chang Yu
       ---------------                                  ------------------------
                                                        Chang Yu
                                                        Chief Executive Officer,
                                                        President, and Director

Dated: April 15, 2005                               By:  /s/ Li Jun Peng
       ---------------                                  ------------------------
                                                        Li Jun Peng
                                                        Chief Financial Officer,

............................................................................Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................F-1


Balance Sheets as of December 31, 2004 and 2003..............................F-2

Statements of Operations for the Years Ended
  December 31, 2004 and 2003.................................................F-3

Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2004 and 2003.............................F-4

Statements of Cash Flows for the Years Ended
  December 31, 2004 and 2003.................................................F-5

Notes to Financial Statements........................................F-6 to F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Stockholders of Basic Empire Corporation

We have audited the accompanying balance sheet of Basic Empire Corporation as of December 31, 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basic Empire Corporation as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




Kabani & Company, Inc.
Huntington Beach, California

April 10, 2005

                            BASIC EMPIRE CORPORATION

                                 BALANCE SHEETS

                                                         December 31,
                                                             2004
                                                         ------------
ASSETS

Cash and cash equivalents                                $    198,340
                                                         ------------

  Total assets                                           $    198,340
                                                         ============


LIABILITIES

Other payable and accrued expenses                       $     12,705
Amount due to a shareholder                                      --
                                                         ------------

  Total liabilities                                            12,705
                                                         ------------

SHAREHOLDERS' EQUITY

Preferred Stock, $0.001 par value, 10,000,000 shares authorized, nil share issued and outstanding

Common Stock, $0.001 par value, 100,000,000 shares authorized, 1,178,362 shares issued and outstanding

                                                                1,178
Additional paid-in capital                                    411,549
Accumulated deficit                                          (227,092)
                                                         ------------

  Total shareholders' equity                                  185,635
                                                         ------------

  Total liabilities and shareholders' equity             $    198,340
                                                         ============




   The accompanying notes are an integral part of these financial statements.

                            BASIC EMPIRE CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                     2004         2003
                                                  ---------    ---------

REVENUE                                           $    --      $    --
                                                  ---------    ---------

EXPENSES
  General and administrative expenses               (60,597)        --
                                                  ---------    ---------

  Total expenses                                    (60,597)        --
                                                  ---------    ---------

LOSS FROM OPERATIONS                                (60,597)        --

Gain on settlement of debt                            5,000         --
                                                  ---------    ---------
Loss before provision for income tax                (55,597)        --


PROVISION FOR INCOME TAXES                             --           --
                                                  ---------    ---------

LOSS AVAILABLE FOR COMMON STOCKHOLDERS
                                                  $ (55,597)   $    --
                                                  =========    =========


Net loss per share - basic and diluted            $   (0.07)   $    --
                                                  =========    =========

Weighted average number of shares outstanding -
  basic and diluted                                 781,700      285,507
                                                  =========    =========




   The accompanying notes are an integral part of these financial statements.


                            BASIC EMPIRE CORPORATION
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                          Common Stock at 0.001                                          Total
                                                                par value              Additional      Retained     Stockholders'
                                                         No. of                           Paid-        Earnings         Equity
                                                         Shares          Amount        In Capital     (Deficit)        (Deficit)
                                                     -------------   -------------   -------------  -------------   -------------
 Balances, January 1, 2003                               1,604,952   $     160,495   $           0  $    (171,495)  $     (11,000)

 One to 5.6 reverse stock split                         (1,319,445)       (160,209)        160,209              0               0

Net loss for the year ended December 31, 2003                    0               0               0              0               0
                                                     -------------   -------------   -------------  -------------   -------------

 Balances, December 31, 2003                               285,507             286         160,209       (171,495)        (11,000)



 Shares issued to a shareholder                            714,285             714         199,286              0         200,000

 Shares issued upon conversion of promissory notes          89,285              89          24,911              0          25,000

 Warrants issued to a shareholder                                0               0           2,232              0           2,232

 Shares issued upon exercise of warrants                    89,285              89          24,911              0          25,000

 Net loss for the year ended December 31, 2004                   0               0               0        (55,597)        (55,597)
                                                     -------------   -------------   -------------  -------------   -------------


Balances, December 31, 2004                              1,178,362   $       1,178   $     411,549  $    (227,092))  $     185,635
                                                     =============   =============   =============  =============   =============





   The accompanying notes are an integral part of these financial statements.

                            BASIC EMPIRE CORPORATION
                             STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                           2004         2003
                                                        ---------    ---------

Cash flows from operating activities:
Net loss                                                $ (55,597)   $    --
Adjustments to reconcile net loss to net cash used in
   operating activities:
Warrants issued to a shareholder                            2,232         --
Gain on settlement of debt                                 (5,000)
Changes in operating assets and liabilities:
   Increase in other payable                               12,705         --
                                                        ---------    ---------

Net cash used in operating activities                     (45,660)        --
                                                        ---------    ---------

Cash flows from investing activities:
   Decrease in amount due to a shareholder                (11,000)        --
                                                        ---------    ---------

Cash flows from financing activities:
   Cash received from the issue of common stock           200,000         --
   Cash received from promissory notes                     30,000         --
   Cash received from exercise of warrants                 25,000         --
                                                        ---------    ---------

Net cash provided by financing activities                 255,000         --
                                                        ---------    ---------

Net increase in cash and cash equivalents                 198,340         --

Cash and cash equivalents at beginning of year               --           --
                                                        ---------    ---------

Cash and cash equivalents at end of year                $ 198,340    $    --
                                                        =========    =========




   The accompanying notes are an integral part of these financial statements.

                            BASIC EMPIRE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     Basic Empire Corporation (the "Company") was incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. In 1970, the Company experienced a change in control and focused its business activities on the development of properties in Southern California. None of these efforts were successful and the Company has been dormant since 1986.

     The Company has experienced several corporate name changes as follows:- Argyle Corporation in January 1960; Basic Empire in November 1963; and Basic Empire Corporation in December 1976.

     The Company has had no operations, assets and liabilities since 1986.



NOTE 2. PREPARATION OF FINANCIAL STATEMENTS

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

     Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial conditions, results of operations and cash flows of the Company for the prospective periods being presented.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Cash and cash equivalents
-------------------------

     Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

Revenue Recognition
-------------------

     The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Impairment of Long-lived assets
-------------------------------

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS
144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company did not have any impairment of the assets at December 31, 2004 and 2003.

Stock-based compensation
------------------------

     The Company accounts for stock-based compensation plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure. The Company has not granted any options through December 31, 2004.

Advertising Costs
-----------------

     The  Company   expenses  the  cost  of   advertising  as  incurred  or,  as
appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2004 and 2003 were insignificant.

Income taxes
------------

     The Company accounts for income taxes using an asset and liability approach, which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. No provision for deferred taxation has been made, as there are no temporary differences at the balance sheet date.

     Through December 31, 2004, the Company incurred net operating losses for tax purposes of approximately $217,000. Difference between the financial statement and tax losses was immaterial at December 31, 2004. The net operating loss carryforwards may be used to reduce taxable income through the year 2019. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

     The  net  deferred  tax  asset   balance,   due  to  net   operating   loss
carryforwards, as of December 31, 2004 was approximately $73,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

Earning per share
-----------------

     The Company has presented a dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. As of December 31, 2004 and 2003 respectively, the Company had no warrants and /or options outstanding. On May 22, 2004, the Company effected a 1 for 5.6 reverse stock split. Loss per common stock calculations for the year ended December 31, 2004 and 2003 give retroactive effect to the one for
5.6 reverse stock split as if it occurred on January 1, 2003.

Statement of Cash Flows
-----------------------

     In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting
-----------------

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment.

Recent Pronouncements
---------------------

     In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncements on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 4 FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying value of cash, accounts receivable, accounts payable and other payable, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

     Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest risk, if any.

     Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE 5 AMOUNT DUE TO A SHAREHOLDER

     As of December 31, 2004, the Company's controlling shareholder, Mr. Timothy
P. Halter, had repaid all the outstanding amounts due to the Company's former controlling shareholder and director. During the year ended December 31, 2003, the Company's former controlling shareholder and director had advanced the Company a total of $11,000 to provide for the Company's working capital. The amount due to a shareholder was non-interest bearing and repayable on demand.

     On May 25, 2004, the Company agreed to pay Little and Company Investment Securities, an entity owned by Mr. Glenn A. Little, the Company's former controlling shareholder and director, a total of $30,000 which consists of a repayment of the advance from the Company's former shareholder and director of $11,000 and a payment of $19,000 consulting fee related to the May 25, 2004 private placement and as additional consideration for maintaining the corporate entity. In order to formalize this obligation, the Company issued a $30,000 non-interest bearing promissory note to the Company's controlling shareholder. The note was repayable on demand.

NOTE 6 SHAREHOLDERS' EQUITY

     On April 12, 2004, the Company filed an Amendment and Restatement of its Articles of Incorporation with the Secretary of the State of Nevada. This Amendment allows for the issuance of up to 10,000,000 shares of $0.001 par value of Preferred Stock and 100,000,000 shares of $0.001 par value of Common Stock.

     On May 25, 2004, the Company's Board of Directors effected a one to 5.6 reverse stock split of the then issued and outstanding Common Stock. The reverse stock split did not change the number of authorized shares of Common Stock or the par value of the Company's Common Stock. Except for any changes as a result of the treatment of fractional shares, each shareholder holds the same percentage of Common Stock outstanding immediately following the reverse stock split as such shareholder did immediately prior to the reverse stock split. The reverse stock split resulted in the decrease in the issued and outstanding shares of Common Stock from 1,604,952 to 285,507. The effect of the reverse stock split had been reflected in the accompanying financial statements as of the first day of the year presented.

     On May 25, 2004, pursuant to a subscription agreement, the Company sold 714,285 post-reverse split shares of restricted Common Stock for a proceed of $200,000 to Halter Financial Group, Inc., an entity owned by Mr. Timothy P. Halter, who became the Company's controlling shareholder and director. As a result of such subscription, Halter Financial Group, Inc. became the Company's controlling shareholder at that time.

     On May 25, 2004, the Company settled a promissory note amounting $30,000 (see Note 5) by issuance of 89,285 shares of common stock valued at $25,000 and resulted in a gain of $5,000 on settlement of debt.

     Concurrent with the change in control on May 25, 2004 and in consideration for agreeing to serve as an officer and director of the Company, the Company granted Mr. Timothy P. Halter on May 26, 2004 three-year warrants to purchase 89,285 post-reverse split shares of the Company's Common Stock with an exercise price equal to $0.28 per share. The fair market value of the Company's Common Stock as of May 26, 2004 was $0.05 per share after adjustment of post-reverse stock split. The fair value of the warrants was determined to be $2,232 as of the date of grant using the Black-Scholes option valuation model, which is assumed a risk free interest rate of 3.10%, an expected life of 3 years, and volatility rate of 0%. The Company charged the value of the warrants as compensation expense for the year ended December 31, 2004. On November 16, 2004, the warrants were fully exercised at a proceed of $25,000.

NOTE 7 INCOME TAXES

     There is no income tax (benefit) expense for the years ended December 31, 2004 and 2003 respectively. As a result of various changes in control in prior years, the Company has a nominal net operating loss carrying forward for income tax purposes. The amount and availability of any net operating loss carrying forward may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all entered into the annual computation of allowable utilization of the tax loss carrying forward.

     The Company does not have any temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and accordingly, the Company did not have any deferred assets and liabilities as of December 31, 2004 and 2003 respectively.

NOTE  8 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

     The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

     The Company paid $0 for income tax in the year ended December 31, 2004 and 2003. The Company paid $0 for interest during the year ended December 31, 2004 and 2003.

NOTE 9 SUBSEQUENT EVENTS

     On December 25, 2004, the Company, China Tailong Holdings Company Ltd. ("China Tailong"), a company incorporated under the laws of Hong Kong Special Administrative Region of People's Republic of China ("China") and each of the stockholders of China Tailong entered into an Agreement and Plan of Reorganization as amended (the "Agreement"). Pursuant to the Agreement, the Company acquired from the China Tailong stockholders of all of the issued and outstanding common stock of China Tailong in exchange for 10,606,158 (post stock split) restricted shares of the Company's common stock (the "Reorganization"). The Reorganization was completed on February 3, 2005. The Reorganization will be accounted for as a reverse merger and recapitalization of China Tailong, which will be deemed as the accounting acquirer.

     China Tailong owns a 90% equity interest in Pacific Dragon Fertilizers Limited ("Pacific Dragon"), a Sino-foreign joint venture company established in China on May 20, 1994. Pacific Dragon is primarily engaged in the business of manufacturing and marketing a series of compound liquid fertilizer products, including a series of liquid organic fertilizers and crop-specific fertilizers.

     The acquisition of China Tailong will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of China Tailong obtained control of the consolidated entity. Accordingly, the merger of the two companies will be recorded as a recapitalization of China Tailong with China Tailong being treated as the continuing entity. The historical financial statements to be presented will be those of China Tailong. The continuing company has retained December 31 as its fiscal year end. Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported on, pro-forma financial results would be as follows:

                                                Year ended December 31
                                                      (Unaudited)

                                                2004              2003
                                           -------------     -------------
     Revenue                               $  13,008,000     $  12,180,000
     Net income for the period             $   3,209,000     $   2,007,000
     Earnings per share                    $        0.27     $        0.17

EXHIBIT INDEX

-------------- -----------------------------------------------------------------
Exhibit No.    Description
-------------- -----------------------------------------------------------------

-------------- -----------------------------------------------------------------
3.1*           Certificate of Incorporation filed on July 19, 2004.
-------------- -----------------------------------------------------------------
10.1*          Subscription  Agreement  dated May 25,  2004 by and  among  Basic
               Empire  Corporation  and Halter  Financial Group filed on May 25,
               2004
-------------- -----------------------------------------------------------------
10.2*          Agreement  and Plan of  Merger  dated  July 1,  2004 by and among
               Basic Empire  Corporation,  a Nevada Corporation and Basic Empire
               Corporation, a Delaware corporation filed on July 19, 2004.
-------------- -----------------------------------------------------------------

* Previously filed