Form 10QSB
period 2005-03-31
BASIC EMPIRE CORP
filed 2005-05-20
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

                  For the Quarterly Period Ended March 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

              For the Transition Period from _________ to _________

                         Commission file number: 0-49608

                            BASIC EMPIRE CORPORATION
             (Exact name of registrant as specified on its charter)

            Delaware                                             75-2955368
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                           Room 511, 5/F Wing on Plaza
                           62 Mody Road, Tsim Sha Tsui
                               Kowloon, Hong Kong
                    (Address of principle executive offices)

      (+852) 6555 1799 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 12,374,903 shares of common stock issued and outstanding as of March 31, 2005.


         Transitional Small Business disclosure format: Yes [ ] No [ X ]

                            BASIC EMPIRE CORPORATION

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Consolidated Balance Sheet -March 31, 2005 (unaudited)                1
         Consolidated Statements of Income
         - Three Months Ended March 31, 2005 and 2004 (unaudited)              3
         Consolidated Statements of Cash Flows
         - Three Months Ended March 31, 2005 and 2004 (unaudited)              4
         Notes to Interim Consolidated Financial Statements (unaudited)     5-11

ITEM 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             11-25

ITEM 3   Controls and Procedures                                           25-26

PART II  OTHER INFORMATION

ITEM 1   Legal proceedings                                                    26
ITEM 2   Unregistered Sales of Equity Securities and use of proceeds          26
ITEM 3   Defaults upon senior securities                                      26
ITEM 4   Submission of matters to a vote of security holders                  26
ITEM 5   Other information                                                    26
ITEM 6   Exhibits and Reports on 8-K                                          27

SIGNATURES                                                                    28

EXHIBITS

================================================================================



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BASIC EMPIRE CORPORATION.
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2005 and December 31, 2004
                                   (Unaudited)

                                                               March 31, 2005    December 31, 2004
                                                             -----------------   -----------------
ASSETS
CURRENT ASSETS:
   Cash & cash equivalents                                   $          23,374   $          38,065
   Accounts receivable, net                                          7,626,581           5,559,437
   Prepayments and other receivables                                   230,169             297,946
   Due from shareholders/directors                                     188,844               6,929
   Due from related company                                             32,892                --
   Inventory                                                           150,282             552,142
                                                             -----------------   -----------------
             Total current assets                                    8,252,142           6,454,519
PROPERTY AND EQUIPMENT, net                                          1,103,828           1,128,452
INVESTMENTS                                                               --               364,458
                                                             -----------------   -----------------
                                                             $       9,355,970   $       7,947,429
                                                             =================   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                          $         608,201   $         389,391
   Accrued expenses and other payables                                 780,446             254,861
   Amount due to a director                                               --               159,341
   Amount due to a shareholder                                         465,371             742,926
   Amount due to a holding company                                        --               140,589
   Due to related parties                                              172,758             172,758
   Income tax payable                                                  955,702             485,812
                                                             -----------------   -----------------
                 Total current liabilities                           2,982,478           2,345,678
MINORITY INTEREST                                                      657,302                --
                                                             -----------------   -----------------





                                                                     3,639,780           2,345,678
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; authorized shares
     100,000,000;
   issued and outstanding 11,784,520 shares                             11,784                  13
   Contributed capital                                                    --               502,382
   Additional paid-in capital                                          400,956              21,714
   Statutory reserves                                                  576,322             870,531
   Retained earnings                                                 4,727,128           4,207,111
                                                             -----------------   -----------------
                 Total stockholders' equity                          5,716,190           5,601,751
                                                             -----------------   -----------------
                                                             $       9,355,970   $       7,947,429
                                                             =================   =================

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                            BASIC EMPIRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the three month periods
                                                          Ended March 31
                                                       2005            2004
                                                   ------------    ------------
Net revenue                                        $  4,985,120    $  2,161,774
Cost of revenue                                      (2,367,602)     (1,096,285)
                                                   ------------    ------------
Gross profit                                          2,617,518       1,065,489
Operating expenses
  Selling expenses                                     (366,814)       (222,594)
  General and administrative expenses                  (718,337)       (135,622)
                                                   ------------    ------------
Total operating expenses                             (1,085,151)       (358,216)
                                                   ------------    ------------
Income from operations                                1,532,367         707,273
Non-operating Income(expenses):
  Finance cost                                               (3)           (975)
  Others                                                      9            --
                                                   ------------    ------------
Total non-operating income(expense)                           6            (975)
                                                   ------------    ------------
Income before taxation                                1,532,373         706,298
Income tax                                             (723,675)       (150,665)
                                                   ------------    ------------
Income after taxation                                   808,698         555,633
Minority interest                                      (146,928)           --
                                                   ------------    ------------
Income before extraordinary item                        661,770         555,633
Extraordinary income
   Negative goodwill written back                     4,126,472            --
   Other payable written back                           126,530            --
                                                   ------------    ------------
Net income                                         $  4,914,772    $    555,633
                                                   ============    ============
Basic and diluted weighted average
   shares outstanding                                11,784,520               2
                                                   ============    ============
Basic and diluted earnings
   per share *                                     $       0.42    $    277,816
                                                   ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            BASIC EMPIRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                         2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 1,532,373    $   706,298
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation and amortization                             25,152         25,974
Transfer to statutory reserve                              1,277           --
Loss of disposal of fixed assets                            --           36,000
(Increase) / decrease in current assets:
      Due from directors/shareholders                   (233,991)        27,311
      Accounts receivable                             (2,067,144)      (695,205)
      Inventory                                          401,860        591,862
      Other receivable                                   (56,690)          --
      Deposit and prepayment                             124,467        455,245
Increase / (decrease) in current liabilities:
      Accounts payable                                   218,810        (56,633)
      Accrued liabilities                                525,585         98,309
      Income tax                                        (253,785)        25,812
         Due to directors/shareholders                  (232,077)        10,753
         Due to related companies                           --         (875,941)
         Due to holding company                             --         (342,424)
         Interest bearing loan from holding company         --          (59,036)
                                                     -----------    -----------
Net cash provided by (used in) operating activities      (14,163)       (51,675)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment                         (528)          --
                                                     -----------    -----------
Net cash used in investing activities                       (528)          --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short term loan                                 --           50,258
                                                     -----------    -----------
Net cash (used in) provided by financing activities         --           50,258
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS       (14,691)        (1,417)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE                38,065         10,601
                                                     -----------    -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE              $    23,374    $     9,184
                                                     ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                            BASIC EMPIRE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

We were originally incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. In 1970, we experienced a change in control and focused our business activities on the development of properties in Southern California. None of these efforts were successful and we have been dormant since 1986. Throughout our existence, we have experienced several corporate name changes as follows: Argyle Corporation in January 1960; Basic Empire in November 1963; and Basic Empire Corporation in December 1976.

Our initial business objectives were directed towards the development of mining claims and the infrastructure needed to development properties. In 1970, we had a change of management and our business focus became the development of property in Southern California. These efforts were unsuccessful and were abandoned prior to 1990, at which time we ceased conducting any material business. In February 2002, we elected to initiate the process of voluntarily becoming a reporting company under the Securities Exchange Act of 1934.

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

On December 25, 2004, the Company, China Tailong Holdings Company Limited ("Tailong"), and the Tailong stockholders entered into the Agreement and Plan of Reorganization ("Reorganization Agreement"), as amended and such Reorganization became effective on February 3, 2005. The Reorganization Agreement provided for the acquisition by the Company from the Tailong stockholders of all of the issued and outstanding Tailong shares in exchange for 10,606,158 shares of newly issued restricted common stock of the Company.

As a result of the combination with Tailong, the Company became a fertilizer manufacturer and conducts operations in the People's Republic of China (the "PRC") through its wholly-owned subsidiary, Tailong and Tailong's 90% owned subsidiary, Pacific Dragon Fertilizer Co., Ltd. ("Pacific Dragon").

Tailong was  incorporated  on October  27, 2003 under the laws of Hong Kong.  On
October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducted Tailong's only business operation. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Association provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in 11 provinces of China. Pacific Dragon conducts on-going research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. The principal researchers in Pacific Dragon are Liu Shuhua and Liu Kangde. The annual expense on research and development is around RMB300,000 to 500,000 (approximately $36,276 to $60,460). As of September 30, 2004, we had an approximate annual production capacity of 5000 metric tons ("MT") for organic liquid compound fertilizers.

NOTE 2 - BASIS OF PRESENTATION

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Stock-based compensation
------------------------

The Company accounts for stock-based compensation plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure. The Company has not granted any options through March 31, 2005.

Advertising Costs
-----------------

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the periods ended March 31, 2005 and 2004 were insignificant.

Income Taxes
------------

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2005 and December 31, 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of March 31, 2005 and December 31, 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Earning per share
-----------------

The Company has presented a dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. As of March 31, 2005 and 2004 respectively, the Company had no warrants and /or options outstanding.

Statement of Cash Flows
-----------------------

In accordance with Statement of Financial Accounting Standards No. 95,"Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting
-----------------

Statement of Financial Accounting Standards No. 131 ("SFAS 131"),"Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment.

Recent Accounting Pronouncements
--------------------------------

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its consolidated financial position, results of operations or cash flows.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

Fair Value of Financial Instruments
-----------------------------------

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

NOTE 4 - AMOUNT DUE TO A SHAREHOLDER

The amount due to a shareholder was non-interest bearing and repayable on demand.

NOTE 5 - INCOME TAXES

There is no income tax (benefit) expense for the periods ended March 31,2005 and 2004 respectively. As a result of various changes in control in prior years, the Company has a nominal net operating loss carrying forward for income tax purposes. The amount and availability of any net operating loss carrying forward may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all entered into the annual computation of allowable utilization of the tax loss carrying forward.

The Company does not have any temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and accordingly, the Company did not have any deferred assets and liabilities as of March 31, 2005 and December 31, 2004 respectively.

NOTE 6 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax in the periods ended March 31, 2005 and 2004. The Company paid $0 for interest during the periods ended March 31, 2005 and 2004.

NOTE 7 - STATUTORY RESERVE

In accordance with the Chinese Company Law (note 8), the company has allocated 10% of its annual net income, as statutory reserve amounting to $576,322 for the three months period ended March 31, 2005.

NOTE 8 - EARNINGS PER SHARE

Earnings per share for the three months period ended March 31, 2005 and 2004, were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 9 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2005 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the fertilizers marketplace.

Caution Regarding Forward-Looking Information
---------------------------------------------

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar importance, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: insufficient funds; short operating history; governmental requirement; the loss of significant customers; the Company's dependency on only one factory, a few suppliers; the ability of the Company to sustain or manage its growth; raw material costs and availability; the ability to protect technology; the ability to attract and retain qualified personnel; limited insurance coverage, weather conditions, business disruptions; safety risks; competition; China's entry into the World Trade Organization, new product development and introduction; existing laws and regulations and changes in, or the failure to comply with, laws and regulations; change in China's economic reform policies, nationalization, governmental control on currency conversion and fluctuation of the Renminbi, downturn in the Chinese economy, any occurrence of serious infectious diseases, adverse publicity; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of operations The three months ended March 31, 2005 Compared to 2004
----------------------------------------------------------------------------

Revenue
-------

Our revenue of $4,985,120 and $2,161,774 for the period ended March 31, 2005 and 2004 represent sales of fertilizers. Total sales amount increased by 130% from $2,161,774 for the period ended March 31, 2004 to $4,985,120 for the period ended March 31, 2005 mainly because of the increase in sales volume since there are few competitors in the Company's selected markets capable of producing customized fertilizers. As a result, the Company can gain competitive advantages and it expanded its distribution channels by developing integrated marketing campaigns through traditional media. Pacific Dragon established the market in southern China in 2004.

Selling expenses
----------------

Total selling expenses increased by 65% from $222,594 for the period ended March 31, 2004 to $366,814 for the period ended March 31, 2005 mainly because of the increase in business trips and entertainment for salesman and sales commission which were in line with increase in sales.

General and administrative expenses
-----------------------------------

Total general and administrative expenses increased by 429.7% from $135,622 for the period ended March 31, 2004 to $718,337 for the period ended March 31, 2005 and this was mainly because of the increase in rental expenses since the old factory building collapsed in year ended December 31, 2004.

Income from Operations
----------------------

For the three months ended March 31, 2005, the Company had an income from operations of $1,532,367 as compared to an income from operations of $707,273 for the three months ended March 31, 2004. The increase in income from operations is attributable to increase in sales of $2,823,346.

Merger costs
------------

For the period ended March 31, 2005 and 2004, the Company reported no additional merger costs incurred.

Accounts receivable and provision for doubtful debt
---------------------------------------------------

The accounts receivable increased by 37% from $5,559,437 for the year ended December 31, 2004 to $7,626,581 for the period ended March 31, 2005. This was mainly because of the increase in sales for the period ended March 31, 2005 compared to period ended March 31, 2004 and the long credit period. Though based on the company's credit policy, customers may theoretically be allowed to settle in a period up to 3 years (product's life cycle). In view of the customary business practices in China, we consider that such a long credit period, usually over 1.5 years, is still within the normal credit and policy terms.

Investment
----------

The investment decreased by 100% from $364,458 for the year ended December 31, 2004 to $0 for the period ended March 31, 2005 was mainly because of investment in subsidiary company was eliminated when the consolidated financial statements were prepared for the period ended March 31, 2005. The financial statements for year ended December 31, 2004 were based on combined financial statements such that investment in subsidiary company was not eliminated.

Provision for income taxes
--------------------------

The provision for income taxes increased by 96% from $485,812 for the year ended December 31, 2004 to $955,702 for the period ended March 31, 2005. This was mainly because of increase in income from operations for the period ended March 31, 2005 and therefore additional provision for income taxes was required.

Minority interest
-----------------

For the period ended March 31, 2004, minority interest represented the profit of the Company attributable to the 10% equity interest not owned by the Company. No minority interest was recorded for year ended December 31,2004 as the accounts of the Company had not yet been consolidated with the accounts of its subsidiaries.

Financial condition, liquidity, capital resources
-------------------------------------------------

For the period ended March 31, 2005, we used $ 14,163 from operating activities and we used $ 528 to purchase property, plant and equipment.

As of March 31, 2005, the Company has cash and cash equivalents of $23,374. Our current assets were $8,252,142 and our current liabilities were $2,982,478, which resulted in a current ratio of 2.77. We had no capital expenditure commitments outstanding as of March 31, 2005. Since the Company has a positive working capital, management believes that there is currently not a going concern issue.

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

Risks Related to Our Business and Industry

WE MAY NEED ADDITIONAL CAPITAL.

Based on current reserves and anticipated cash flow from operations, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion. Thereafter, we may need to raise additional funds because we are considering the possibility of setting up a farm products supermarket by the end of 2005. If any of our assumptions are incorrect, we may need to raise capital before the end of 2005. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

WE ARE THE PRODUCT OF A RECENT REORGANIZATION, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

On February 3, 2005, we completed a reorganization with Tailong pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement"). We intend on continuing the business operations of Tailong in the PRC through its ninety percent owned subsidiary, Pacific Dragon. We have only a limited operating history as a combined company upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations.

You must consider the risks and uncertainties frequently encountered by companies in situations such as ours, including but not limited to the ability to grow and prosper and finance such growth. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

OUR FERTILIZER REGISTRATION CERTIFICATE IS SUBJECT TO GOVERNMENTAL CONTROL AND RENEWAL.

To produce fertilizer in China, the manufacturer must obtain a Fertilizer Registration Certificate issued by the Ministry of Agriculture of PRC. The registration may be interim or formal. The interim registration is valid for one year and applies to fertilizer in the stage of in-the-field test and test selling. All fertilizers that can be sold on the market upon completion of in-the-field test and test selling must be formally registered. The formal Fertilizer Registration Certificate is valid for five years. Within 6 months before the formal Fertilizer Registration Certificate expires, the manufacture may apply for renewal. If the Ministry of Agriculture of PRC approves the renewal application, the registration will be valid for another five years. Pacific Dragon holds a Formal Fertilizer Registration Certificate issued by the Ministry of Agriculture of PRC on September 3, 2002 and the certificate's expiration date is December, 2007. Although the Ministry of Agriculture will almost always approve the application for renewal of the Formal Fertilizer Registration Certificate, there is no guarantee that Pacific Dragon will be granted the renewal.

WE SELL OVER 58% OF OUR PRODUCTS TO A CONCENTRATED NUMBER OF DISTRIBUTORS.

Currently we sell 58% of our fertilizer products through our ten established major distributors. If we lose any one of these relationships with our major distributors, we will have difficulties finding new major distributors to distribute our products which would have a negative impact on our business. Further, our dependence on a few large distributors could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if our distributors stop conducting business with us. We are also subject to additional risks of such a concentrated distributor base to the extent such distributors do not make timely payments or any payments at all.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL.

We are currently highly dependent upon the ability and experience of Chang Yu, our CEO, President and chairman of the Board of Directors. Chang Yu entered into an Employment Contract with Tailong for the term of three years from January 6, 2005 to January 5, 2008. There can be no assurance that we will be able to retain this officer after the expiration of the term of the Employment Contract with him. The loss of this officer could have a material adverse effect on our business, financial condition and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. We cannot assure that we will be able to hire or retain such employees.

WE DEPEND ON ONLY ONE FACTORY TO MANUFACTURE OUR PRODUCTS.

We conduct all of our operations from one factory in Harbin, China. Any disruption of the operations in the factory could have a negative impact on our business. Although we currently maintain insurance to protect against damage and loss of our manufacturing facility, machinery and other leasehold improvements. Any material damage to, or the loss of, the factory due to fire, severe weather, flooding or other cause, could have a material adverse effect on our financial condition, business and prospects.

THE FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

If we are successful in obtaining rapid market growth of our organic liquid compound fertilizers, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. Such demand can also create working capital issues for us, as we need increased liquidity to fund purchases of raw materials and supplies. We cannot assure, however, that business will rapidly grow or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. We will also be required to continue improving our operations, management and financial systems and controls. The failure to manage growth effectively could have an adverse effect on our business, financial condition and results of operations.

WE DEPEND ON A FEW SUPPLIERS AND ANY DISRUPTION WITH OUR SUPPLIERS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

We depend on a few suppliers, and any disruption with those suppliers could have an adverse effect on our business. We have developed relationships with a single or limited number of suppliers for materials that are otherwise generally available. We have volume purchase agreements with our major suppliers. Although we believe that alternative suppliers are available to supply materials, any interruption in the supply from any supplier could delay product shipments and adversely affect our relationships with our customers.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

The main raw materials of our products are humic acid and other organic and inorganic elements. Our main suppliers of humic acid, chemical raw materials and plastic goods (i.e. plastic bottles and barrels) are Inner-Mongolia Humic Acid Factory, Beijing Zhongxin Chemical Industry and Technological Development
Company, Harbin office of Mudanjiang Longjiang Chemical Industry Factory, and Harbin Huangyan Plastic Manufacturing Company, respectively. The prices for our raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstocks, market demand, and freight costs. The prices for these raw materials may vary significantly in the future. We may not be able to adjust our product prices, especially in the short term, to recover the increased costs in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers. Further, the quality of the raw materials is also beyond our control. If the quality of these raw materials is poor, it could have an adverse effect on our business.

OUR BUSINESS IS HIGHLY DEPENDENT UPON PROPRIETARY TECHNOLOGIES.

Our business is highly dependent upon proprietary technologies. Our success depends on the knowledge, ability, experience and technological expertise of our employees and on the legal protection of proprietary rights. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. There is a non-disclosure clause in the License Agreement between Pacific Dragon and Chang Yu. There can be no assurance as to the degree of protection these contractual measures may or will afford. We do not have patents issued or patent applications pending in China. If we are found to be infringing third party patents, there can be no assurance that we will be able to obtain licenses with respect to such patents on acceptable terms, if at all. The failure to obtain necessary licenses could delay product shipment or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products.

WE HAVE LIMITED INSURANCE COVERAGE FOR PRODUCT DEFECTS.

We offer warranties of our products against any defects of the products. We have obtained a policy of product liability insurance to cover losses from personal injuries or product damage caused by our products. For the year between March 25, 2004 and March 24, 2005, the insurance limit is RMB4,000,000 (approximately $483,676) in total. Though there was no claim in the past, in the event we experience a significant increase in warranty claims, there is no assurance that our insurance coverage is sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

OUR HOLDING COMPANY STRUCTURE CREATES RESTRICTIONS ON THE PAYMENT OF DIVIDENDS.

Our holding company structure creates restrictions on the payment of dividends. We have no direct business operations, other than our ownership of Tailong and Pacific Dragon. While we have no current intention of paying dividends, should we decide in the future to do so our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from Tailong and Pacific Dragon. In addition, Pacific Dragon, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

WE MAY SUFFER AS A RESULT OF WEATHER CONDITIONS.

Weather may cause a major adverse effect on demand for our products. Weather conditions may delay the application of fertilizer or render it unnecessary. If any natural disaster such as flood, draught, hail, tornado, or earthquake takes place, crop yields will be adversely impacted. We in some cases will allow our distributors to purchase products partially on credit. Similarly, the distributors may sell the fertilizer to farmers partially on credit. If any natural disaster occurs, our distributors will not be able to collect the payments from the farmers. As a result, we may suffer financially due to delay or failure of repayment.

ANY MATERIAL DISRUPTION OR SLOWDOWN IN OUR ORDER PROCESSING SYSTEMS MAY CAUSE ORDERS TO BE LOST OR TO BE SHIPPED OR DELIVERED LATE.

Any material disruption or slowdown in our order processing systems resulting from labor disputes, mechanical problems, human error or accidents, fire, natural disasters, or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or reject goods on account of late shipments, which would result in a reduction of net sales and could increase administrative and shipping costs.

FERTILIZERS POSE CERTAIN SAFETY RISKS THAT COULD AFFECT OUR BUSINESS.

Manufacturing of fertilizers poses certain safety risks that could affect our business. Although we incorporate safety procedures in research, development and manufacturing processes that are designed to minimize safety risks, we cannot assure that accidents will not occur. Any accident, whether at the manufacturing facilities or from the use of the products, may result in significant production delays or claims for damages resulting from injuries. These types of losses could have a material adverse effect on our business, financial condition and results of operations.

THE FERTILIZER BUSINESS IS HIGHLY COMPETITIVE.

Despite having advanced technology and producing high quality organic liquid compound fertilizers, we face competition from domestic competitors as well as multinational fertilizer producers. Competition is based on a variety of factors including maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels and the ability to anticipate technological changes. We are subject to competition from approximately 300 domestic small-sized fertilizer manufacturers. The number of these small companies changes from time to time. If their numbers increase significantly, our sales and profits may be adversely affected. Our competitors also include some manufacturers that produce poor quality fertilizers counterfeiting our trademark. These counterfeit products damage our good will in the market and may adversely affect our business. Furthermore, we are facing more severe competition from international producers and traders who import fertilizers into China from abroad. The products that are imported and traded range from single chemical elements like urea, phosphate and potash to standard nitrogen phosphate, potassium ("NPK") compound fertilizers. Qualities of imported products are generally higher and more stable than domestic fertilizers.

WE MAY SUFFER AS A RESULT OF CHINA'S  ENTRY  INTO THE WORLD  TRADE  ORGANIZATION
(WTO).

After China was accepted into the WTO, the Chinese government has lessened protection for the domestic fertilizer manufacturing industry. According to the commitment of Chinese government, by December 11, 2006, the retail and wholesale markets of fertilizer will be open to foreign companies. This will adversely affect the profitability of the domestic fertilizer industry in China. This industry will be further adversely impacted because China will gradually reduce tariff and quota for foreign chemical fertilizers due to China's WTO commitments. As a result, fertilizer import to China will arise significantly after China's accession of WTO and foreign fertilizer manufactures and distributors may directly compete with domestic fertilizer manufactures. Competition in the fertilizer market in China will be continuously increased.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING AND INTRODUCING NEW PRODUCTS.

We are developing new products such as Magic Nutrition Organic Seeding Plate. But we cannot guarantee that the attempt to develop and introduce such new products will be successful. If the attempt fails, we will not get any return for the cost of research and development.

Risks Related to Doing Business in China

Pacific Dragon operates from facilities that are located in China. Accordingly, its operations must conform to the governmental regulations and rules of China.

THE PRC LEGAL SYSTEM HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing commercial matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors.

The practical effect of the PRC's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the corporation laws found in the United States. Similarly, PRC accounting laws mandate accounting practices, which may not be consistent with US Generally Accepted Accounting Principles. The China accounting  laws  require  that an  annual  "statutory  audit" be  performed  in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies that enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. The Chinese legal infrastructure is significantly different in operation from its United States counterpart, and may present a significant impediment to the operation of Foreign Invested Enterprises.

Pacific Dragon is organized under the laws of the PRC and is governed by its articles of association.

NEGATIVE IMPACT UPON ECONOMIC REFORM POLICIES OR NATIONALIZATION COULD RESULT IN A TOTAL INVESTMENT LOSS IN OUR COMMON STOCK.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Although the Chinese government owns the majority of productive assets in China, including mines and quarrying sites, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

     -    We will be able to capitalize on economic reforms;
     - The Chinese government will continue its pursuit of economic reform policies;
     -    The economic policies, even if pursued, will be successful;
     -    Economic policies will not be significantly altered from time to time;
          and
     - Business operations in China will not become subject to the risk of nationalization.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austere measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our operations.

There can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN THE PRC BASED ON U.S. OR OTHER FOREIGN LAW AGAINST OUR MANAGEMENT AND US.

Pacific Dragon, our operating company, is incorporated under the laws of the PRC, and substantially all of our assets are located in the PRC. In addition, many of our directors, managers, and executive officers reside within the PRC, and substantially all of the assets of these persons are located within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon certain directors, supervisors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries. As a result, recognition and enforcement in the PRC of judgments of a court in the United States and any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in the PRC against us, our directors, managers, or executive officers only if the actions are not required to be arbitrated by PRC law and Pacific Dragon's articles of association, and only if the facts alleged in the complaint give rise to a cause of action under PRC law. In connection with any such original action, a PRC court may award civil liability, including monetary damages.

GOVERNMENT CONTROL OF CURRENCY CONVERSION AND THE FLUCTUATION OF THE RENMINBI MAY MATERIALLY AND ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS AS WELL AS THE VALUE OF OUR SECURITIES.

We receive substantially all of our revenues in Renminbi, which currently is not a freely convertible currency. The Chinese government may, at its discretion, restrict access in the future to foreign currencies for current account transactions. If this were to occur, we may not be able to pay dividends in foreign currencies to our shareholders.

The value of the Renminbi against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. Dollars generally has been stable. Any devaluation of the Renminbi, however, may materially and adversely affect the value of, and any dividends payable on, our shares in foreign currency terms, since we will receive substantially all of our revenues, and express our profits, in Renminbi. Our financial condition and results of operations also may be affected by changes in the value of certain currencies other than the Renminbi. Our results may be adversely affected by changes in the political and social conditions in the PRC, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

A DOWNTURN IN THE CHINESE ECONOMY MAY SLOW DOWN OUR GROWTH AND PROFITABILITY.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. For example, during the years between 1978 and 2000, the per capital GDP growth rate of Fujian Province in Southeastern China is 12% while that of Gansu Province in Northwestern China is 5.3% (Source: New China Statistical Materials Compilation for 50 Years and 2001 China Annual

Statistics). There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business. Our profitability may decrease due to a downturn in the Chinese economy. More specifically, the expansion of our sales area in the less economically developed central and western provinces of China will depend on those provinces achieving certain income levels.

ANY OCCURRENCE OF SERIOUS INFECTIOUS DISEASES, SUCH AS RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME (SARS) CAUSING WIDESPREAD PUBLIC HEALTH PROBLEMS, COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

A renewed outbreak of SARS or other widespread public health problems in China, where all of our revenue is derived, and in Harbin, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of public health-related factors, including the following:

     o quarantines or closures of our factories or subsidiaries which would severely disrupt its operations;

     o    the sickness or death of the key officers and employees; and

     o    general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

CHINA IS EXPERIENCING SIGNIFICANT SOCIAL CHANGE

China faces a "major threat" from a growing gender imbalance. According to the findings of China's fifth national census, conducted in 2000, the ratio between female and male newborns is 100 to 117 on national average. This ratio is far beyond the normal ratio of 100 females to 104-107 males (Source: People's Daily Online, May 26, 2004. http://English.people.com.cn/200405/26/eng20040526_144450.
html). The severe imbalance between males and females in China will have enormous impact on China in the future years to come. It is estimated that by 2020, the number of marriage age men will exceed the number of marriage age women by 30,000,000 to 40,000,000. The skewed ratio of men to women may lead to social instability and upheaval. Our business may suffer if this imbalance is not rectified.

WE MAY SUFFER AS A RESULT OF ADDITIONAL ENVIRONMENTAL REGULATION

National, provincial and local laws impose various environmental controls on the manufacture, storage, use and disposal of fertilizer and/or of certain chemicals used in the manufacture of fertilizer. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. In addition, China is experiencing substantial problems with environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal of any waste will not be imposed. Our business may be adversely affected if additional or modified environmental control regulations are imposed upon us.

Risks Related to Our Common Stock

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE VOLATILE.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

     o    actual or anticipated fluctuations in our quarterly operating results,

     o    announcements of new products by us or our competitors,

     o    changes in financial estimates by securities analysts,

     o    conditions in the fertilizer market,

     o changes in the economic performance or market valuations of other companies involved in fertilizer production,

     o    announcements   by  our   competitors  of  significant   acquisitions,
          strategic partnerships, joint ventures or capital commitments,

     o    additions or departures of key personnel, or

     o    potential litigation,

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

STOCKHOLDERS COULD EXPERIENCE SUBSTANTIAL DILUTION.

We may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in us.

A LARGE PORTION OF OUR COMMON STOCK IS CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS.

A large portion of our common stock is held by a small number of stockholders. For instance, Chang Yu holds 77% of the Company's common stock, Timothy Halter holds 6.5%, Xiaorong Teng and Wong Tak Shing Eddie each holds 4.3%. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduces the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

THERE IS CURRENTLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

Our common stock is traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board. While there is an active trading market for our common stock it is small. Further, there can be no assurance that an active trading market will be maintained. We cannot assure you that our common stock will ever be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

WE ARE LIKELY TO REMAIN SUBJECT TO "PENNY STOCK" REGULATIONS.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder's ability to resell the common stock.

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

WE ARE RESPONSIBLE FOR THE INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

WE HAVE NO PRESENT INTENTION TO PAY DIVIDENDS.

We do not expect to declare or pay any dividends in the foreseeable future. Should we decide in the future to do so, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

COMPLIANCE WITH SARBANES-OXLEY ACT

The US Public Company Accounting Reform and Investor Protection Act of 2002, better known as Sarbanes-Oxley, is the most sweeping legislation to affect publicly traded companies in 70 years. Sarbanes-Oxley created a set of complex and burdensome regulations. Compliance with such regulations requires hundreds of thousands of dollars, additional personnel and hundreds of man hours of effort. There can be no assurance that we will have the personnel, financial resources or expertise to comply with these regulations.

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceeding or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5 - OTHER INFORMATION

Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

         31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

         32.1 -  Certification  of the Chief  Executive  Officer  pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 -  Certification  of the Chief  Financial  Officer  pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         We filed a Form 8-K and a Form 8-K/A on February 3, 2005 and February 25, 2005 respectively. These reports stated that on December 25, 2004, the Company, Tailong, and the Tailong stockholders entered into the Agreement and Plan of Reorganization, as amended and such Reorganization became effective on February 3, 2005. The Reorganization Agreement provided for the acquisition by the Company from the Tailong stockholders of all of the issued and outstanding Tailong shares in exchange for 10,606,158 shares of newly issued restricted common stock of the Company.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 /s/ Chang Yu                                     May __, 2005
--------------------------------------
Chang Yu
Chief Executive Officer and President



 /s/ Lijun Peng                                   May __, 2005
--------------------------------------
Lijun Peng
Chief Financial Officer