Form 10QSB/A
period 2005-03-31
BASIC EMPIRE CORP
filed 2005-06-13
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A1

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

      (+852) 6555 1799(Registrant's telephone number, including area code)

                                   Copies to:

                                   Charles Law
                                King and Wood LLP
                               650 Page Mill Road,
                               Palo Alto, CA 94304



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 12,374,903 shares of common stock issued and outstanding as of March 31, 2005.


         Transitional Small Business disclosure format: Yes [ ] No [ X ]

                            BASIC EMPIRE CORPORATION

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

ITEM 1     Consolidated Balance Sheet -March 31, 2005 (unaudited)              1
           Consolidated Statements of Income
           - Three Months Ended March 31, 2005 and 2004 (unaudited)            3
           Consolidated Statements of Cash Flows
           - Three Months Ended March 31, 2005 and 2004 (unaudited)            4
           Notes to Interim Consolidated Financial Statements (unaudited)   5-11

ITEM 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           11-25

ITEM 3     Controls and Procedures                                         25-26

PART II    OTHER INFORMATION

ITEM 1     Legal proceedings                                                  26
ITEM 2     Unregistered Sales of Equity Securities and use of proceeds        26
ITEM 3     Defaults upon senior securities                                    26
ITEM 4     Submission of matters to a vote of security holders                26
ITEM 5     Other information                                                  26
ITEM 6     Exhibits and Reports on 8-K                                        27

SIGNATURES                                                                    30

EXHIBITS

================================================================================

Subsequent to the filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, it was found that the Company has omitted to record the financial advisory fee amounting to $640,000 as per the Financial Advisory Agreement, dated November 17, 2004, and the first amendment thereto, dated December 23, 2004, related to the quarter ended March 31, 2005. The Company has understated its merger cost and the transaction should have been recorded in the Company's consolidated financial statements for the quarter ended March 31, 2005. The Company is filing this Amendment No. 1 on Form 10-QSB/A1 to restate the previously filed consolidated financial statements on Form 10-QSB for the quarter ended March 31, 2005. The restatements relate to the following:

a. On November 17, 2004, a financial advisory agreement was made and entered into by and between HFG International Limited ("HFG") and China Tailong Holdings Company Limited ("Tailong", a subsidiary of the Company), both companies are incorporated in Hong Kong, which agreement was subsequently amended on December 23, 2004. Under the agreement , as amended, it was agreed that i) HFG would consult on the development and implementation of a restructuring plan resulting in an organizational structure that would allow the Company to complete the Going Public Transaction, as defined therein, ii) HFG would help facilitate a combination transaction between Tailong and a public shell corporation that was domiciled in the United States of America, obligated to file periodic reports with the U.S. Securities and Exchange Commission and whose shares were quoted on the Over-the-Counter Bulletin Board . For its services, HFG was entitled to fee compensation of $640,000.

b. The Company failed to record the financial advisory fee as merger cost in its books and records. This expense should be included in the Consolidated
Statements of Income for the three months ended March 31, 2005 and recorded a liability of $640,000 less the amount settled of $385,635 with the unsettled amount of $254,365 in the Consolidated Balance Sheet at March 31, 2005.

c. On February 3, 2005, the Company completed the sale of 590,283 shares of its restricted common stock for $1.6941 per share for total cash of $1,000,000 to accredited investors pursuant to the stock purchase agreement dated February 3, 2005. However, the Company failed to record this sale of shares in its books and records. This sale of shares for cash should be recorded as cash and cash equivalents of $1,000,000, and be credited as share capital of $591 and additional paid-in capital of $999,409.

All the information presented below in the consolidated financial statements and the related notes include the above restatements and Item 2 - Management Discussion and Analysis has been amended accordingly.

This Amendment No. 1 on Form 10-QSB/A1 does not reflect events occurring after the filing of the Company's original Quarterly Report on Form 10-QSB for the three months ended March 31, 2005, or modify, amend or update the disclosures therein in any way other than as set forth above.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BASIC EMPIRE CORPORATION.
                           CONSOLIDATED BALANCE SHEET
                        As at March 31, 2005 (Unaudited)

                                                                      (Restated)
ASSETS
CURRENT ASSETS:
   Cash & cash equivalents                                           $ 1,023,374
   Accounts receivable, net                                            7,626,581
   Prepayments and other receivables                                     230,169
   Due from shareholders                                                 240,390
   Due from related party                                                    530
   Inventory                                                             150,282
                                                                     -----------
        Total current assets                                           9,271,326
PROPERTY AND EQUIPMENT, net                                            1,103,828
                                                                     -----------
                                                                     $10,375,154
                                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                  $   608,201
   Accrued expenses and other payables                                 1,034,811
   Amount due to a shareholder                                           670,190
   Due to related company                                                172,758
   Income tax payable                                                    955,702
                                                                     -----------
        Total current liabilities                                      3,441,662

MINORITY INTEREST                                                        726,583

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value;
     authorized shares 100,000,000;
     issued and outstanding 12,374,903 shares                             12,375
    Additional paid-in capital                                         1,485,907
    Accumulated other
    comprehensive income                                                  20,260
    Statutory reserves                                                   784,628
    Retained earnings                                                  3,903,739
                                                                     -----------
        Total stockholders' equity                                     6,206,909
                                                                     -----------
                                                                     $10,375,154
                                                                     ===========

















                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            BASIC EMPIRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the three-month periods
                                                          Ended March 31
                                                       2005            2004
                                                   ------------    ------------
                                                    (Restated)       (Restated)

Net revenue                                        $  4,985,120    $  2,161,774
Cost of revenue                                      (2,367,602)     (1,096,285)
                                                   ------------    ------------
Gross profit                                          2,617,518       1,065,489
Operating expenses
  Selling expenses                                     (366,814)       (222,594)
  General and administrative expenses                  (518,337)       (135,622)
                                                   ------------    ------------
Total operating expenses                               (885,151)       (358,216)
                                                   ------------    ------------
Income from operations                                1,732,367         707,273
Non-operating Income(expenses):
  Merger cost                                          (640,000)           --
  Finance cost                                               (3)           (975)
  Others                                                      9            --
                                                   ------------    ------------
Total non-operating income(expense)                    (639,994)           (975)
                                                   ------------    ------------
Income before taxation                                1,092,373         706,298
Income tax                                             (723,675)       (150,665)
                                                   ------------    ------------
Income after taxation                                   368,698         555,633
Minority interest                                      (146,928)           --
                                                   ------------    ------------
Net income                                         $    221,770    $    555,633
                                                   ============    ============
Basic and diluted weighted average
   shares outstanding                                12,158,466      10,606,158
                                                   ============    ============
Basic and diluted earnings
   per share *                                     $       0.02    $       0.05
                                                   ============    ============


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            BASIC EMPIRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                         2005           2004
                                                     -----------    -----------
                                                      (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   221,770    $   555,633
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation and amortization                             25,152         25,974
Minority interest                                        146,928           --
Loss of disposal of fixed assets                            --           36,000
 (Increase / decrease in current assets:
    Due from shareholders                               (233,461)          --
    Due from related party                                  (530)          --
    Accounts receivable                               (2,067,144)      (695,205)
    Inventories                                          401,860        591,862
    Prepayment and other receivables                      67,777        482,556
Increase / (decrease) in current liabilities:
    Accounts payable                                     218,810        (56,633)
    Accrued liabilities and other payables               768,522         98,309
    Income tax payable                                   469,890        176,477
    Due to shareholders                                  171,159         10,753
    Due to related companies                            (403,236)      (875,941)
    Due to directors                                        --         (342,424)
    Interest bearing loan from holding company              --          (59,036)
                                                     -----------    -----------
Net cash used in operating activities                   (212,503)       (51,675)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from reverse acquisition of Tailong         38,065           --
Acquisition of property & equipment                         (528)          --
                                                     -----------    -----------
Net cash used in investing activities                     37,537           --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short term loan                                 --           50,258
Issuance of shares                                     1,000,000           --
                                                     -----------    -----------
Net cash provided by financing activities              1,000,000         50,258
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS       825,034         (1,417)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE               198,340         10,601
                                                     -----------    -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE              $ 1,023,374    $     9,184
                                                     ===========    ===========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

         The Company has had no operations, assets and liabilities since 1986, until the reorganization in February 2005 as described below.

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

Tailong was  incorporated  on October  27, 2003 under the laws of Hong Kong.  On
October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducted Tailong's only business operation. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Associations provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in 11 provinces of China. Pacific Dragon conducts on-going research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. The principal researchers in Pacific Dragon are Liu Shuhua and Liu Kangde. The annual expense on research and development is around RMB300,000 to 500,000 (approximately $36,276 to $60,460). As of September 30, 2004, we had an approximate annual production capacity of 5000 metric tons ("MT") for organic liquid compound fertilizers.

The exchange of shares with Tailong has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the Tailong obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Tailong, with Tailong being treated as the continuing entity. The historical financial statements presented are those of Tailong. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

NOTE 2 - BASIS OF PRESENTATION

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2004.

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

NOTE 5 - AMOUNT DUE TO A RELATED COMPANY

The amount due to a related company was non-interest bearing and repayable on demand.

NOTE 6 - COMMON STOCK

Pursuant to the Reorganization Agreement (as defined in Note 1 "Organization and Description of Business" above), the Company issued 10,606,158 shares of newly issued restricted common stock in exchange for all of the issued and outstanding common stock of Tailong.

On February 3, 2005, and following the combination with Tailong, the Company completed the sale of 590,283 shares of its restricted common stock ("Private Placement Shares") for $1.6941 per share for a total of $1,000,000 to accredited investors pursuant to the stock purchase agreement dated February 3, 2005.

NOTE 7 - INCOME TAXES

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

NOTE 8 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax in the periods ended March 31, 2005 and 2004. The Company paid $0 for interest during the periods ended March 31, 2005 and 2004.

NOTE 9 - EARNINGS PER SHARE

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

NOTE 10 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2005 presentation.

NOTE 11 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 12 - RESTATEMENT

Subsequent to the issuance of the Company's quarterly return on Form 10-QSB for the three months ended March 31, 2005, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's consolidated financial statements for the three months ended March 31, 2005. Specifically, the amount of financial advisory fee amounting to $640,000 had been omitted and accordingly, merger cost had not been recorded in the books and records. Besides, the sale of 590,283 shares of the Company's restricted common stock for $1.6941 per share for total cash of $1,000,000 had been omitted and as a result, the cash and cash equivalents, share capital and additional paid-in capital had been understated.

The Company has restated its consolidated financial statements for the three months ended March 31, 2005 for these adjustments. The effect of the corrections of the above-mentioned errors is as follows:-

                                                As previously
                                                 reported ($)   As restated ($)
                                               ---------------  ---------------

Consolidated Balance Sheet
--------------------------
Current Assets
  Cash & cash equivalents                              23,374         1,023,374
  Due from shareholder/director                       188,844           240,390
  Due from related company                             32,892               530
  Total current assets                              8,252,142         9,271,326

Current Liabilities
  Accrued expenses and other payables                 780,446         1,034,811
  Amount due to a shareholder                         465,371           670,190
  Total current liabilities                         2,982,478         3,441,662
Minority Interest                                           0           726,583
Shareholders' Equity
  Common stock                                         11,784            12,375
  Additional paid-in capital                          400,956         1,485,907
  Accumulated other comprehensive income                 --              20,260
  Statutory reserves                                  576,322           784,628
  Retained earnings                                 4,727,128         3,903,739
  Total shareholders' equity                        5,716,190         6,206,909
Consolidated Statement of Operations
Operating expenses
  General and administrative expenses                (718,337)         (518,337)
Non-operating income (expenses)
  Merger cost                                            --            (640,000)
Extraordinary income
  Negative goodwill written back                    4,126,472              --
  Other payable written back                          126,530              --
Net income                                          4,914,772           221,770
Basic and diluted weighted average shares
  outstanding                                      11,784,520        12,374,903
Basic and diluted earnings per share                     0.42              0.02

Consolidate Statement of Cash Flows
-----------------------------------
Cash flows from operating activities:
  Net income                                        1,532,373           221,770
  Transfer to statutory reserve                         1,277              --
  Other receivable                                    (56,690)             --
  Deposit and prepayment                              124,467            67,777
  Accrued liabilities                                 525,585           768,522
  Income tax                                         (253,785)          469,890
  Due to shareholders                                (232,077)          171,159
  Due to related companies                               --            (403,236)
  Due from directors/shareholder                     (233,991)         (233,461)
  Due from related party                                 --                (530)
  Minority interest                                      --             146,928
Net cash provided by (used in) operating activities   (14,163)         (212,503)
Cash flow from Investing Activities
  Cash acquired from reverse acquisition of Tailong      --              38,065
Cash flows from financing activities:

  Issuance of shares for cash                            --           1,000,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the fertilizers marketplace.

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

General and administrative expenses
-----------------------------------

Total general and administrative expenses increased by 282.2% from $135,622 for the period ended March 31, 2004 to $518,337 for the period ended March 31, 2005 and this was mainly because of the increase in rental expenses since the old factory building collapsed in year ended December 31, 2004.

Income from Operations
----------------------

For the three months ended March 31, 2005, the Company had an income from operations of $1,532,367 as compared to an income from operations of $707,273 for the three months ended March 31, 2004. The increase in income from operations is attributable to increase in sales of $2,823,346.

Merger cost
-----------

For the period ended March 31, 2005, the Company reported merger cost of $640,000 incurred in relation to the combination with Tailong on February 3, 2005 as further described in Note 1 "Organization and Description of Business" above. No merger cost was incurred by the Company for the period ended March 31, 2004.

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

Minority interest
-----------------

For the period ended March 31, 2004, minority interest represented the profit of the Company attributable to the 10% equity interest not owned by the Company. No minority interest was recorded for year ended December 31,2004 as all the shareholders collectively own 100% of Harebing Yinglong Enterprises Co. Ltd. And China Tailong Holdings Co. Ltd.

Financial condition, liquidity, capital resources
-------------------------------------------------

For the period ended March 31, 2005, we used $14,163 from operating activities and we used $528 to purchase property, plant and equipment.

On February 3, 2005, and following the combination with Tailong, the Company completed the sale of 590,283 shares of its restricted common stock ("Private Placement Shares") for $1.6941 per share for a total of $1,000,000 to accredited investors pursuant to the stock purchase agreement dated February 3, 2005. As of March 31, 2005, the funds of $1,000,000 from the sale of the Private Placement Shares were placed in escrow with the escrow agent.

As of March 31, 2005, the Company has cash and cash equivalents of $1,023,374. Our current assets were $9,066,507 and our current liabilities were $3,064,085, which resulted in a current ratio of 2.96. We had no capital expenditure commitments outstanding as of March 31, 2005. Since the Company has a positive working capital, management believes that there is currently not a going concern issue.

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

WE DEPEND ON ONLY ONE FACTORY TO MANUFACTURE OUR PRODUCTS.

We conduct all of our operations from one factory in Harbin, China. Any disruption of the operations in the factory could have a negative impact on our business. We currently maintain insurance to protect against damage and loss of our manufacturing facility, machinery and other leasehold improvements. However, any material damage to, or the loss of, the factory due to fire, severe weather, flooding or other cause, would have a material adverse effect on our financial condition, business and prospects.

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

WE HAVE LIMITED INSURANCE COVERAGE FOR PRODUCTS DEFECTS.

We offer warranties of our products against any defects of the products. We have obtained a policy of product liability insurance to cover losses from personal injuries or product damage caused by our products. For the year between March 25, 2004 and March 24, 2005, the insurance limit is RMB4,000,000 [approximately $483,091] in total. Though there was no claim in the past, in the event we experienced a significant increase in warranty claims, there is no assurance that our insurance coverage is sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

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

A LARGE PORTION OF OUR COMMON STOCK IS CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS.

A large portion of our common stock is held by a small number of stockholders. For instance, Chang Yu holds 77% of the Company's common stock, Timothy Halter holds 6.5%, Xiaorong Teng and Wong Tak Shing Eddie each holds 4.3%. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Reorganization Agreement (as defined in Note 1 "Organization and Description of Business" above), on February 3, 2005, the Company issued 10,606,158 shares of newly issued restricted common stock in exchange for all of the issued and outstanding common stock of Tailong.

On February 3, 2005, and following the combination with Tailong, the Company completed the sale of 590,283 shares of its restricted common stock ("Private Placement Shares") for $1.6941 per share for a total of $1,000,000 to accredited investors pursuant to the stock purchase agreement dated February 3, 2005.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 2005, the Company filed a form definitive 14C to effect the followings:

         (1) change the name of the Company to China Agritech, Inc. in order to reflect its new business of manufacturing and marketing liquid fertilizer products;

         (2) allow the Board of Directors to set the number of directors in accordance with the Company's bylaws;

         (3)      amend and restate the Certificate of Incorporation; and

         (4) effect a forward stock split whereby each share of issued and outstanding common stock is converted into 1.14 shares of the Company's common stock.


The definitive 14C became effective on May 12, 2005 when the Company filed its amended and restated Certification of Incorporation with the Secretary of the State of Delaware.

ITEM 5 - OTHER INFORMATION

On November 17, 2004, the Company's wholly owned subsidiary, Tailong, entered into a financial advisory agreement with HFG International, Limited ("HFG"), under which Tailong retained HFG to provide certain financial advisory and consulting services. Copies of this agreement and the first amendment thereto, dated December 23, 2004, are filed as exhibits to this report.

We filed a Form 8-K and a Form 8-K/A on February 3, 2005 and March 1, 2005 respectively. These reports stated that on December 25, 2004, the Company, Tailong, and the Tailong stockholders entered into the Agreement and Plan of Reorganization, as amended and such Reorganization became effective on February 3, 2005. The Reorganization Agreement provided for the acquisition by the Company from the Tailong stockholders of all of the issued and outstanding Tailong shares in exchange for 10,606,158 shares of newly issued restricted common stock of the Company.

We filed a form 8K and a Form 8-K/A on March 10, 2005 and April 6, 2005 respectively. These reports stated that effective as of March 5, 2005, Weinberg & Co., P.A. ("Weinberg") was dismissed as the Company's principal accountant engaged to audit the Company's financial statements. On the same day, the Company engaged Kabani & Company, Inc., whose address is 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647, to audit the Company's financial statements.

We filed a form 8K on May 23, 2005 to disclose that our previously issued financial statements covering the first quarter of 2005 should no longer be relied upon because of errors in such financial statements and because of the review of such financial statements by our U.S. independent registered accountant was incomplete at the time of filing.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 - Financial Advisory Agreement entered into by and between China Tailong Holdings Company Limited and HFG International Limited dated as of November 17, 2004.

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


See Item 5.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



/s/ Chang Yu                                     June 8, 2005
-------------------------------------
Chang Yu
Chief Executive Officer and President



/s/ Lijun Peng                                   June 8, 2005
-------------------------------------
Lijun Peng
Chief Financial Officer