Form 10QSB
period 2005-06-30
CHINA AGRITECH INC
filed 2005-08-16
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _________ to _________

                         Commission file number: 0-49608

                              China Agritech, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                         75-2955368
-------------------------------                  -------------------------------
(State or other jurisdiction of                  IRS Employer Identification No.
 incorporation or organization)

  Room 511, 5/F Wing on Plaza, 62 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  852-6555 1799
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   Copies to:
                                   Charles Law
                                King and Wood LLP
                               650 Page Mill Road,
                               Palo Alto, CA 94304

                            Basic Empire Corporation
--------------------------------------------------------------------------------
                                  (Former name)

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _X_ No___

The number of shares of Common Stock outstanding as of June 30, 2005 was 14,108,099

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                              China Agritech, Inc.

                                   FORM 10-QSB



                                TABLE OF CONTENTS


                          PART I FINANCIAL INFORMATION

Item 1      Financial Statements                                            1-11

Item 2      Management's Discussion and Analysis of Financial Condition    11-15
            and Results of Operations

Item 3      Controls and Procedures                                           16

                            PART II OTHER INFORMATION

Item 1      Legal proceedings                                                 16

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 3      Defaults Upon Senior Securities                                   16

Item 4      Submission of Matters to a Vote of Security Holders               17

Item 5      Other Information                                                 17

Item 6      Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                    18

EXHIBITS


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CHINA AGRITECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash & cash equivalents                                                 $   897,180
Cash held in escrow account                                               1,350,000
Accounts receivable, net                                                 11,723,770
Prepayments and other receivables                                           341,302
Due from shareholders                                                       241,585
Due from related party                                                          530
Inventories                                                               1,673,577
                                                                        -----------

Total current assets                                                     16,227,944

PROPERTY, PLANT AND EQUIPMENT, net                                        1,079,213
                                                                        -----------

Total assets                                                            $17,307,157
                                                                        ===========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                        $ 5,700,677
Accrued expenses and other payables                                       1,131,732
Taxes payable                                                             1,135,409
                                                                        -----------

Total current liabilities                                                 7,967,818
                                                                        -----------

MINORITY INTEREST                                                           933,439
                                                                        -----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none
     issued and outstanding                                                    --
Common stock, $0.001 par value; 100,000,000 shares authorized;
     14,108,099 shares issued and outstanding                                14,108
Additional paid-in capital                                                1,607,082
Accumulated other comprehensive income                                       20,260
Statutory reserves                                                        1,262,236
Retained earnings                                                         5,502,214
                                                                        -----------

Total stockholders' equity                                                8,405,900
                                                                        -----------

Total Liabilities and stockholder's equity                              $17,307,157
                                                                        ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                      CHINA AGRITECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                  Three-month periods ended       Six-month periods ended
                                                          June 30,                        June 30,
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
Net Sales                                       $ 10,184,925    $  5,519,830    $ 15,170,045    $  7,681,604
Cost of sales                                     (5,542,015)     (3,434,440)     (7,909,617)     (4,530,725)
                                                ------------    ------------    ------------    ------------

Gross profit                                       4,642,910       2,085,390       7,260,428       3,150,879
                                                ------------    ------------    ------------    ------------

Operating expenses
   Selling expenses                               (1,011,984)       (422,122)     (1,378,798)       (644,716)
   General and administrative expense               (461,298)       (124,919)       (979,635)       (224,785)
                                                ------------    ------------    ------------    ------------

   Total operating expense                        (1,473,282)       (547,041)     (2,358,433)       (869,501)
                                                ------------    ------------    ------------    ------------

Income from operations                             3,169,628       1,538,349       4,901,995       2,281,378

Other income (expenses)
   Merger cost                                          --              --          (640,000)           --
   Loss on disposal of plant and equipment              --              --              --           (35,756)
   Finance cost                                         --               (22)             (2)           --
   Others                                                  6            --                14            (997)
                                                ------------    ------------    ------------    ------------

   Total other income (expenses)                           6             (22)       (639,988)        (36,753)
                                                ------------    ------------    ------------    ------------

Income before income taxes                         3,169,634       1,538,327       4,262,007       2,244,625
Provision for income taxes                        (1,113,788)       (573,789)     (1,837,463)       (724,454)
                                                ------------    ------------    ------------    ------------

Income before minority interest                    2,055,846         964,538       2,424,544       1,520,171
Minority interest                                   (206,856)           --          (353,784)           --
                                                ------------    ------------    ------------    ------------

Net income                                      $  1,848,990    $    964,538    $  2,070,760    $  1,520,171
                                                ============    ============    ============    ============

Basic earnings per share                        $       0.13    $       0.08    $       0.15    $       0.13
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     14,108,099      12,091,628      13,985,405      12,091,628
                                                ============    ============    ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                      CHINA AGRITECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                         2005           2004
                                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $ 2,070,760    $ 1,520,171
Adjustments  to reconcile net income to net cash  generated  from (used in)
   operating activities:
Depreciation                                                                              49,767         56,739
Minority interest                                                                        353,784           --
Loss on disposal of property, plant and equipment                                           --           35,756
(Increase) decrease in current assets:
Accounts receivable, net                                                              (6,164,333)    (5,114,896)
Prepayments and other receivables                                                        (43,356)       159,486
Inventories                                                                           (1,121,435)       807,156
Increase (decrease) in current liabilities:
Accounts payable                                                                       5,311,286      1,018,757
Accrued expenses and other payables                                                      878,149        223,947
Taxes payable                                                                            649,597         68,230
                                                                                     -----------    -----------

Net cash provided by (used in) operating activities                                    1,984,219     (1,224,654)
                                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from shareholders                                                                   (234,656)        27,311
Due from related party                                                                      (530)        (7,833)
Loan repayment by related party                                                             --        2,320,084
Cash acquired from reverse acquisition                                                   185,635           --
Acquisition of plant and equipment                                                          (528)        (8,784)
Proceeds from disposal of property, plant and equipment                                     --              203
                                                                                     -----------    -----------

Net cash provided by (used in) investing activities                                      (50,079)     2,330,981
                                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans                                                                          --          (67,814)
Due to shareholders                                                                     (499,031)       137,769
Due to related companies                                                                (575,994)    (1,166,552)
                                                                                     -----------    -----------

Net cash used in financing activities                                                 (1,075,025)    (1,096,597)
                                                                                     -----------    -----------

Net increase in cash and cash equivalents                                                859,115          9,730
Cash and cash equivalents at beginning of period                                          38,065         10,601
                                                                                     -----------    -----------

Cash and cash equivalents at end of period                                           $   897,180    $    20,331
                                                                                     ===========    ===========
Supplementary disclosures of cash flow information:
    Income taxes paid                                                                $ 1,140,254    $   735,922
                                                                                     ===========    ===========
Schedule of noncash financing activities:
    Cash from issue of common stock placed in escrow account                         $ 1,350,000    $      --
                                                                                     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CHINA AGRITECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     China Agritech, Inc. (the "Company") was originally incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. Throughout our existence we have changed our business model several times, and conducted no substantive business from 1986 until February 2005 as discussed below.

     On August 10, 2004, we merged with and into a newly formed wholly-owned Delaware subsidiary of the same name for the purpose of changing our corporate domicile from Nevada to Delaware.

     We have experienced several corporate name changes as follows: Argyle Corporation in January 1960, Basic Empire in November 1963, Basic Empire Corp in December 1976 and China Agritech, Inc. in May 2005.

     On December 25, 2004, the Company, China Tailong Holdings Company Limited ("Tailong"), and the stockholders of Tailong (the "Tailong stockholders") entered into the Agreement and Plan of Reorganization ("Reorganization Agreement"), as amended and such Reorganization became effective on February 3, 2005. The Reorganization Agreement provided for the acquisition by the Company from the Tailong stockholders of all of the issued and outstanding Tailong shares in exchange for 10,606,158 shares of newly issued restricted common stock of the Company, whereby the Tailong stockholders obtained control of the Company. In this connection, Tailong became a wholly-owned subsidiary of the Company.

     As a result of the acquisition of Tailong, the Company became a fertilizer manufacturer and conducts operations in the People's Republic of China (the "PRC") through its wholly-owned subsidiary, Tailong and Tailong's 90% owned subsidiary, Pacific Dragon Fertilizer Co., Ltd. ("Pacific Dragon").

     Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducts Tailong's only business operation. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Associations provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in 11 provinces of China. Pacific Dragon conducts on-going research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. The principal researchers in Pacific Dragon are Liu Shuhua and Liu Kangde. The annual expense on research and development is around RMB300,000 to 500,000 (approximately $36,276 to $60,460). As of June 30, 2005, we have an approximate annual production capacity of 5000 metric tons ("MT") for organic liquid compound fertilizers. Our major products include "LuLingBao II", LuLingBao III" and "Tailong I".

     Prior to the acquisition of Tailong, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition have been charged to expense.

     On April 21, 2005, the Company filed a Form Definitive 14C - Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 giving notice that the Company received written consents in lieu of a meeting from the holders of a majority of the Company's issued and outstanding common stock of a proposal to amend and restate the Company's Certificate of Incorporation (the "Restatement") to effect, among other things, a forward stock split whereby each share of issued and outstanding common stock is converted into 1.14 shares of the Company's common stock. The Form Definitive 14C became effective on May 12, 2005 when the Company filed its amended and restated Certificate of Incorporation with the Secretary of the State of Delaware. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

2.   BASIS OF PRESENTATION

     The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

     The accompanying interim consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. All material adjustments (consisting of normal recurring adjustments) which, in the opinion of the management, are necessary for a fair presentation of the results for the periods presented have been included. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2004.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     ----------------------

     The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Tailong, and its 90%-owned subsidiary, Pacific Dragon. All significant intercompany accounts and transactions have been eliminated.

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

     Inventories
     -----------

     Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value. The management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

     Property , plant and equipment
     ------------------------------

     Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

     Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 10 years for plant and machinery; 5 to 10 years for equipment; and 3 to 5 years for motor vehicles.

     Impairment
     ----------

     The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

     The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the periods ended June 30, 2005 and 2004.

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

     Advertising Costs
     -----------------

     The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six and three months ended June 30, 2005 were $238,554 and $156,627, respectively, and for the six and three months ended June 30, 2004 were $120,482 and $60,241, respectively.

     Income Taxes
     ------------

     The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

     The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur.

     Foreign currency translation
     ----------------------------

     The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiaries' financial statements are recorded as accumulated other comprehensive income.

     In particular, Renminbi ("RMB"), the PRC's official currency, is the functional currency of Pacific Dragon. Translation of amounts of all items, except for the paid-up capital, from RMB to United States dollars ("US$") is made at the single rate of exchange of US$1.00 to RMB8.30. The exchange rate was consistent at this rate during the six months ended June 30, 2005 and 2004. The paid-up capital was translated at a rate US$1.00:RMB8.70 at the date of payment. The result was a cumulative translation gain of $20,260 which was recorded as accumulated other comprehensive income in the consolidated financial statements.

     Before July 22, 2005, RMB had been pegged at 8.28 against the U.S. dollars. On July 22, 2005, the PRC government revalued RMB and announced a change in its currency policy to allow RMB to float against a basket of currencies. However, it does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

     Fair values of financial instruments
     ------------------------------------

     Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

     The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accruals, and related party advances and borrowings.

     As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

     Earning per share (EPS)
     -----------------------

     Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is not presented as the Company has no potential common stock outstanding.

     A stock dividend or split is accounted for retrospectively by considering it outstanding for the entirety of each period presented.

     Segment Reporting
     -----------------

     Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131"), requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. FAS No. 131 has no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment - manufacture and marketing of fertilizers in China.

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

     In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company does not expect the adoption of FAS No. 123R to have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets." This Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

     In June 2005, the FASB ratified the EITF consensus to amend EITF No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights". The EITF agreed to amend the Protective Rights section of this consensus, as well as Example of Exhibit 96-16A, to be consistent with the consensus reached in Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similarly Entity When the Limited Partners Have Certain Rights." The provisions of this amendments should be applied prospectively to new investments and to investment agreements that are modified after June 29,

     2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4.   DUE FROM SHAREHOLDERS / RELATED PARTIES

     The amounts due from shareholders and related parties was unsecured, non-interest bearing and repayable on demand.

5.   INVENTORIES

     Inventories as of June 30, 2005 consist of:

     Raw materials                                               $     21,779
     Packing materials                                                 19,503
     Work-in-progress                                               1,569,400
     Finished goods                                                    62,895
                                                                 ------------

                                                                 $  1,673,577
                                                                 ============

6.   PLANT AND EQUIPMENT

     Plant and equipment as of June 30, 2005 consist of:

     Plant and machinery                                         $  1,130,439
     Leasehold improvements                                             1,461
     Equipment                                                         81,835
     Motor vehicles                                                   138,058
                                                                 ------------

                                                                    1,351,793
     Less: Accumulated depreciation                                  (272,580)
                                                                 ------------

                                                                 $  1,079,213
                                                                 ============

7.   COMMON STOCK

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

     On May 12, 2005, the Company effected a forward stock split whereby each share of issued and outstanding common stock is converted into 1.14 shares of the Company's common stock. As a result, the common stock amount has been increased proportionately based on the forward stock split ratio and the additional paid-in capital has been reduced by the same amount.

     On June 13, 2005, the Company entered into a stock purchase agreement for the sale of 230,516 shares of the Company's common stock for $1.4861 per share for a total of $350,000. As the shares have not been issued as of June 30, 2005, the amount of $350,000 received in escrow account is fully credited to additional paid-in capital.

8.   STATUTORY RESERVES

     As stipulated by the PRC's Company Law, the Company's 90% owned subsidiary, Pacific Dragon's net income after taxation can only be distributed as dividends after appropriation has been made for the following:

     (i)      Making up cumulative prior years' losses, if any;
     (ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of Pacific Dragon's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;
     (iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to Pacific Dragon's "Statutory common welfare fund", which is restricted for capital expenditure for the collective benefits of the Company's employees; and
     (iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

     During the six-month period ended June 30, 2005, Pacific Dragon transferred $530,675 from retained earnings to statutory reserves in compliance with the above regulations. As of June 30, 2005, statutory reserves comprise $841,491 and $420,745 in respect of statutory surplus reserve and statutory common welfare fund, respectively, included in the consolidated balance sheet which are attributable to the Company.


9.   INCOME TAXES

     The Company is registered in the State of Delaware whereas its subsidiaries are in Hong Kong and the PRC, respectively. The Company and its Hong Kong subsidiary have incurred net accumulated operating losses for income tax purposes and hence have not made any provision for current income taxes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the deferred tax assets consisting of these net accumulated operating losses have been fully offset by a valuation allowance.

     Provision for income taxes for the six and three months ended June 30, 2005 and 2004 represented PRC income taxes on the income from operations of Pacific Dragon. Pursuant to PRC Income Tax Laws, Pacific Dragon is subject to Enterprise Income Taxes at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

10.  BASIC EARNINGS PER SHARE

     Basic earnings per share for the six and three months ended June 31, 2005 and 2004, were determined by dividing net income for the periods by the weighted average number of common shares outstanding.

     The Company accounts for the forward stock split of each outstanding common share into fourteen one hundredths (1.14) common shares on April 21, 2005 on a retrospective basis by considering it outstanding for the entirety of the six and three months ended both June 30, 2005 and 2004.

11.  RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

12.  RELATED PARTY TRANSACTIONS

     The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with Harbin Yinlong Enterprise Co. Ltd. ("Yinlong"), the joint venture partners holding 10% equity interest in Pacific Dragon to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB1,200,000 (equivalent to $144,578). During the six and three months ended June 30, 2005, the Company paid $72,289 and $36,145, respectively to Yinlong (see Note 13).

13.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     The Company's operations are all carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

     The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

14.  SUBSEQUENT EVENT

     On July 1, 2005, Pacific Dragon entered into a supplemental tenancy agreement with Harbin Yinlong Enterprise Co. Ltd. whereby the annual rental for the lease of two factory plants and one office building is increased from RMB1,200,000 (equivalent to $144,578) to RMB1,800,000 (equivalent to $216,867) effective from July 1, 2005 (see Note 11).


             ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "anticipates," "believes," "expects," "can," "continue," "could," estimates," "intends," "may," "plans," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. All forward-looking statements included in this report are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We caution you that our future business and financial performance are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

The potential risks and uncertainties include, among others, the following: insufficient funds; short operating history; governmental requirement; the loss of significant customers; the Company's dependency on only one factory, a few suppliers; the ability of the Company to sustain or manage its growth; raw material costs and availability; the ability to protect technology; the ability to attract and retain qualified personnel; limited insurance coverage, weather conditions, business disruptions; safety risks; competition; China's entry into the World Trade Organization; new product development and introduction; existing laws and regulations and changes in, or the failure to comply with, laws and regulations; change in China's economic reform policies, nationalization, governmental control on currency conversion and fluctuation of the Renminbi; downturn in the Chinese economy, any occurrence of serious infectious diseases, adverse publicity; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

The Company was originally incorporated on January 5, 1925 under the laws of the State of Nevada for the development of mining claims. In 1970, we changed our business activities to the development of properties in Southern California. These and similar efforts to change the business were not successful and we conducted no substantive business since 1986 until we acquired China Tailong Holdings Company Limited ("Tailong") on February 3, 2005.

On August 10, 2004, we merged with and into a newly formed wholly-owned Delaware subsidiary of the same name for the purpose of changing our corporate domicile from Nevada to Delaware.

On February 3, 2005, we acquired all of the issued and outstanding securities of Tailong from the Tailong Stockholders in exchange for 10,606,158 shares of our common stock.

Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired a 90% interest of Pacific Dragon Fertilizers Co. Ltd. ("Pacific Dragon"), which conducted Tailong's only business operation. Harbin Yinlong Enterprise Co. Ltd., a limited company established under the Company Law of China ("Yinlong") owns the remaining 10% of Pacific Dragon and has a 10% profit sharing right in Pacific Dragon. Mr. Yu Chang, our President and Ms. Xiaorong Teng, one of our Vice Presidents, own 85% and 15% of Yinlong respectively. Yinlong engages in wholesale and retail of construction materials, automobile parts, mechanical equipment, and wood products to companies in the PRC.

Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprises ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Association provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in 11 provinces of the PRC. Pacific Dragon conducts on-going research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. The principal researchers in Pacific Dragon are Mr. Liu Shuhua and Mr. Liu Kangde. The annual expense on research and development is around RMB300,000 to RMB500,000 (approximately $36,276 to $60,460). As of June 30, 2005, we have an approximate annual production capacity of 5000 metric tons ("MT") for organic liquid compound fertilizers.

Immediately after the Acquisition on February 3, 2005, all existing officers and directors of the Company resigned and the management of Tailong was elected and appointed to such positions, thereby effecting a change of control. Although Tailong became a wholly-owned subsidiary of the Company following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby Tailong was considered to be the accounting acquirer of the Company and the continuing entity. The comparative financial statements for the six and three months ended June 30, 2004 were those of Tailong and Pacific Dragon.

Critical accounting policies

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company considers the following accounting policies to be critical within SEC's definition:

Use of estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to collectibility of accounts receivable, accruals, income taxes, inventory realization, long-lived assets impairment and other factors. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ from these estimates.

Results of operations - Three-month period ended June 30, 2005

Net sales
---------

Our net sales represent sales of fertilizers, net of value added tax (VAT). Net sales increased by 85% from $5,519,830 for the three-month period ended June 30, 2004 to $10,184,925 for the same corresponding period in 2005. The increase in sales amount mainly reflects the increase in sales volume, which was largely attributable to the Company's expanded promotional activities by developing integrated marketing campaigns through traditional media and the Company entering new markets in the southern regions of China. The Company has commenced to enter the markets in the northern regions of China only from 2004.

Gross profit
------------

Gross profit was $4,642,910 and $2,085,390, respectively for the three-month period ended June 30, 2005 and 2004, representing a gross profit margin of 46% and 38%, respectively. The increase in gross profit margin was mainly caused by the increase in sales of the product, "LuLingBao III" which has higher margins than the old formula product which the Company has no longer sold since the end of 2004.

Selling expenses
----------------

Total selling expenses increased by 140% from $422,122 for the three-month period ended June 30, 2004 to $1,011,984 for same corresponding period in 2005. The increase was mainly caused by the combined effect of increases in advertising expenses of $96,386, business trip expenses of $136,945, delivery and transportation expenses of $316,071, and commission to salespersons of $57,071, which were in line with increase in sales, and the decreases in certain other selling expenses.

General and administrative expenses
-----------------------------------

Total general and administrative expenses increased by 269% from $124,919 for the three-month period ended June 30, 2004 to $461,298 for the same corresponding period in 2005. The increase was mainly due to the specific provision for uncollectible trade receivable from a customer of $192,771, and the increase in business trip expenses in line with the expansion of the Company's business.

Income From Operations
----------------------

Income from operations increased by 106% from $1,538,349 for the three-month period ended June 30, 2004 to $3,169,628 for the same corresponding period in 2005. The increase was mainly attributable to the expansion of the Company's business, as reflected in the increase in gross profit and operating expenses discussed in the above.

Provision for income taxes
--------------------------

Provision for income taxes represents the PRC Enterprise Income Tax provided at a rate of 33% on the income from operations of Pacific Dragon. The increase of provision for income taxes by 94% from $573,789 for the three-month period ended June 30, 2004 to $1,113,788 for the same corresponding period in 2005 was in line with the increase in income from operations of Pacific Dragon.

Minority interest
-----------------

For the three-month period ended June 30, 2005, minority interest represented the profit of Pacific Dragon attributable to the 10% equity interest not owned by the Company. No minority interest was recorded for three months ended June 30, 2004 as before the acquisition of 90% equity interest in Pacific Dragon by Tailong on October 9, 2004, Tailong and Pacific Dragon were under common control.

Results of operations - Six-month period ended June 30, 2005

Net sales
---------

Our net sales represent sales of fertilizers, net of value added tax (VAT). Net sales increased by 97.5% from $7,681,604 for the six-month period ended June 30, 2004 to $15,170,045 for the same corresponding period in 2005. The increase in sales amount mainly reflects the increase in sales volume, which was largely attributable to the Company's expanded promotional activities by developing integrated marketing campaigns through traditional media and the Company entering new markets in the southern regions of China. Before 2004, the Company concentrated in the northern regions of China.

Gross profit
------------

Gross profit was $7,260,428 and $3,150,879, respectively for the six-month period ended June 30, 2005 and 2004, representing a gross profit margin of 48% and 41%, respectively. The increase in gross profit margin was mainly caused by the increase in sales of the product, "LuLingBao III" which has higher margins than the old formula product which the Company has no longer sold since the end of 2004.

Selling expenses
----------------

Total selling expenses increased by 114% from $644,716 for the six-month period ended June 30, 2004 to $1,378,798 for same corresponding period in 2005. The increase was mainly caused by the combined effect of increases in advertising expenses of $118,072, business trip expenses of $159,058, delivery and transportation expenses of $354,738, and sales commission of $135,039, which were in line with increase in sales, and the decreases in salaries of $17,699 due to the cut in the number of sales staff, and certain other selling expenses.

General and administrative expenses
-----------------------------------

Total general and administrative expenses increased by 336% from $224,785 for the six-month period ended June 30, 2004 to $979,635 for the same corresponding period in 2005. The increase was mainly due to the specific provision for uncollectible trade receivable from a customer of $192,771, the professional fees of 452,210 incurred after the reverse acquisition of Tailong, and the increase in business trip expenses in line with the expansion of the Company's business.

Income From Operations
----------------------

Income from operations increased by 115% from $2,281,378 for the six-month period ended June 30, 2004 to $4,901,995 for the same corresponding period in 2005. The increase was mainly attributable to the expansion of the Company's business, as reflected in the increase in gross profit and operating expenses discussed in the above.

Other income (expenses)
-----------------------

For the six-month period ended June 30, 2005, the Company incurred merger cost of $640,000, which consisted of financial advisory fee, for the reverse acquisition of Tailong in February 2005. No such expense was incurred for the six months ended June 30, 2004.

For the six-month period ended June 30, 2004, the Company disposed of certain property, plant and equipment and recorded a loss on disposal of $35,756. For the six months ended June 30, 2005, the Company did not dispose of any property, plant and equipment.

Provision for income taxes
--------------------------

Provision for income taxes represents the PRC Enterprise Income Tax provided at a rate of 33% on the income from operations of Pacific Dragon. The increase of provision for income taxes by 154% from $724,454 for the six-month period ended June 30, 2004 to $1,837,463 for the same corresponding period in 2005 was in line with the increase in income from operations of Pacific Dragon.

Minority interest
-----------------

For the six-month period ended June 30, 2005, minority interest represented the profit of Pacific Dragon attributable to the 10% equity interest not owned by the Company. No minority interest was recorded for six months ended June 30, 2004 as before the acquisition of 90% equity interest in Pacific Dragon by Tailong on October 9, 2004, Tailong and Pacific Dragon were under common control.

Financial condition, liquidity, capital resources

For the six-month period ended June 30, 2005, we generated $1,984,219 from operating activities, used $50,079 in investing activities and used $1,075,025 to repay amounts owing to shareholders and related companies.

As of June 30, 2005, we had cash of $897,180. Our current assets were $16,227,944 and our current liabilities were $7,967,818 which resulted in a current ratio of 2.04.

As of June 30, 2005, we had $1,350,000 of cash held in escrow account, which arose from the sale of 590,283 and 235,516 shares of our common stock pursuant to the stock purchase agreements dated February 3, 2005 and June 13, 2005, respectively. The funds shall be released subject to the fulfillment of the conditions set out in the escrow agreements entered into by the Company pursuant to the stock purchase agreements. Following the filing of a registration statement on Form SB-2 on July 22, 2005, $1,000,000 has already been released to the Company.

We anticipate, based on the scale of our existing operations, that our projected cash flows from operations would be sufficient to support our planned operations for the next twelve months. Our projection of future cash requirements is affected by numerous factors, including but not limited to, changes in customer receipts, fertilizers industry trends, operating cost fluctuations, and unplanned capital spending.

As of June 30, 2005, we did not have any material commitments for capital expenditures.

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

                         ITEM 3. CONTROLS AND PROCEDURES

1)   Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

2)   Changes in Internal Control

     There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION

                           ITEM 1. LEAGAL PROCEEDINGS

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

       ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Reorganization Agreement (as defined in Part I, Item 1, Note 1 "Organization and Description of Business" above), on February 3, 2005, the Company issued 10,606,158 shares of newly issued restricted common stock in exchange for all of the issued and outstanding common stock of Tailong.

On February 3, 2005, and following the combination with Tailong, the Company completed the sale of 590,283 shares of restricted common stock ("Private Placement Shares") for $1.6941 per share for a total of $1,000,000 to accredited investors pursuant to the stock purchase agreement dated February 3, 2005.

On June 13, 2005, the Company entered into a stock purchase agreement for the sale of 235,516 shares of its common stock for $1.4861 per share for a total of $350,000.

                     ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

           ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 2005, the Company filed a Form Definitive 14C to effect the following:

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

The definitive 14C became effective on May 12, 2005 when the Company filed its amended and restated Certificate of Incorporation with the Secretary of the State of Delaware.

                            ITEM 5 OTHER INFORMATION

On November 17, 2004, the Company's wholly owned subsidiary, Tailong, entered into a financial advisory agreement with HFG International, Limited ("HFG"), under which Tailong retained HFG to provide certain financial advisory and consulting services. Copies of this agreement and the first amendment thereto, dated December 23, 2004, are filed as exhibits to this report.

On February 3, 2005 and March 1, 2005, we filed a Form 8-K and an amendment to Form 8-K, respectively, announcing that on December 25, 2004, the Company, Tailong, and the Tailong stockholders entered into the Agreement and Plan of Reorganization, as amended and such Reorganization became effective on February 3, 2005. The Reorganization Agreement provided for the acquisition by the Company from the Tailong stockholders of all of the issued and outstanding Tailong shares in exchange for 10,606,158 shares of newly issued restricted common stock of the Company.

On March 10, 2005 and April 6, 2005, we filed a Form 8-K and an amendment to Form 8-K, respectively, announcing the dismissal of Weinberg & Co., P.A. and the appointment of Kabani & Company, Inc. as our principal accountants to audit our financial statements, both effective March 5, 2005.

On May 23, 2005, we filed a Form 8-K to disclose that our previously issued financial statements covering the first quarter of 2005 should no longer be relied upon because of errors in such financial statements and because of the review of such financial statements by our U.S. independent registered accountant was incomplete at the time of filing.

                     ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 - Financial Advisory Agreement entered into by and between China Tailong Holdings Company Limited and HFG International Limited dated as of November 17, 2004

31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

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

                                                  China Agritech, Inc.



Date:  August 16, 2005                     /s/ Yu CHANG
                                           -------------------------------------
                                           Yu CHANG
                                           Chief Executive Officer and President



Date:  August 16, 2005                     /s/ Lijun PENG
                                           -------------------------------------
                                           Lijun PENG
                                           Chief Financial Officer