Form 10QSB
period 2005-09-30
CHINA AGRITECH INC
filed 2005-11-18
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from _________ to _________

                         Commission file number: 0-49608

                              China Agritech, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                        75-2955368
-------------------------------                 --------------------------------
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

                                  Yes X  No
                                     ---   ---

The number of shares of Common Stock outstanding as of September 30, 2005 was 14,343,615

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                              China Agritech, Inc.

                                   FORM 10-QSB



                                TABLE OF CONTENTS


                          PART I FINANCIAL INFORMATION

Item 1  Financial Statements                                                1-11

Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11-16

Item 3  Controls and Procedures                                               16

                      PART II OTHER INFORMATION

Item 1  Legal proceedings                                                  16-17

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds           17

Item 3  Defaults Upon Senior Securities                                       17

Item 4  Submission of Matters to a Vote of Security Holders                   17

Item 5  Other Information                                                     17

Item 6  Exhibits and Reports on Form 8-K                                      17

SIGNATURES                                                                    19

EXHIBITS

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CHINA AGRITECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $   254,160
Cash held in escrow account                                              350,000
Accounts receivable, net                                              11,509,950
Prepayments and other receivables                                        320,274
Due from shareholders                                                     30,163
Due from related party                                                    33,662
Inventories                                                              487,787
                                                                     -----------

Total current assets                                                  12,985,996

PROPERTY, PLANT AND EQUIPMENT, net                                     1,079,276
                                                                     -----------

                                                                     $14,065,272
                                                                     ===========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                     $ 2,616,263
Accrued expenses and other payables                                      647,857
Taxes payable                                                            638,419
                                                                     -----------

Total current liabilities                                              3,902,539
                                                                     -----------

MINORITY INTEREST                                                      1,050,731
                                                                     -----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
   none issued and outstanding                                              --
Common stock, $0.001 par value; 100,000,000 shares authorized;
   14,343,615 shares issued and outstanding                               14,343
Additional paid-in capital                                             1,733,377
Accumulated other comprehensive income                                   200,886
Statutory reserves                                                     1,423,620
Retained earnings                                                      5,739,776
                                                                     -----------

Total stockholders' equity                                             9,112,002
                                                                     -----------

                                                                     $14,065,272
                                                                     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CHINA AGRITECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                               Three-month periods ended       Nine-month periods ended
                                                      September 30,                   September 30,
                                                  2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------

Revenue                                       $  5,760,407    $  5,326,047    $ 20,930,453    $ 13,007,651
Cost of sales                                   (3,197,088)     (2,333,108)    (11,106,705)     (6,863,833)
                                              ------------    ------------    ------------    ------------

Gross profit                                     2,563,319       2,992,939       9,823,748       6,143,818
                                              ------------    ------------    ------------    ------------

Operating expenses
   Selling expenses                               (771,690)       (438,405)     (2,150,488)     (1,083,122)
   General and administrative expense             (176,620)        (73,075)     (1,632,042)       (297,860)
                                              ------------    ------------    ------------    ------------

   Total operating expense                        (948,310)       (511,480)     (3,782,530)     (1,380,982)
                                              ------------    ------------    ------------    ------------

Income from operations                           1,615,009       2,481,459       6,041,218       4,762,836
                                              ------------    ------------    ------------    ------------

Other income (expenses)
   Merger cost                                        --              --          (640,000)           --
   Loss on disposals of plant and equipment           --              (385)           --           (35,756)
   Finance cost                                       (410)            (25)           (412)         (1,022)
   Others                                               53             275              65            (110)
                                              ------------    ------------    ------------    ------------

   Total other income (expenses)                      (357)           (135)       (640,347)        (36,888)
                                              ------------    ------------    ------------    ------------

Income before income taxes                       1,614,652       2,481,324       5,400,871       4,725,948
Provision for income taxes                        (493,846)       (747,173)     (2,331,309)     (1,471,627)
                                              ------------    ------------    ------------    ------------

Income before minority interest                  1,120,806       1,734,151       3,069,562       3,254,321
Minority interest                                 (119,542)           --          (473,326)           --
                                              ------------    ------------    ------------    ------------
Net income                                    $  1,001,264    $  1,734,151    $  2,596,236    $  3,254,321
                                              ============    ============    ============    ============

Basic earnings per share                      $       0.07    $       0.14    $       0.18    $       0.27
                                              ============    ============    ============    ============

Weighted average number of shares
   outstanding                                  14,238,657      12,091,628      14,093,114      12,091,628



The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CHINA AGRITECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                              2005           2004
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 2,596,236    $ 3,254,321
Depreciation                                                   49,767         77,625
Minority interest                                             473,326           --
Loss on disposal of property, plant and equipment                --           35,756

(Increase) decrease in current assets:
Cash held in escrow account                                  (350,000)          --
Accounts receivable, net                                   (5,950,513)    (5,617,272)
Prepayments and other receivables                             (22,328)       517,351
Inventories                                                    64,355       (798,609)
Increase (decrease) in current liabilities:
Accounts payable                                            2,226,871      1,633,225
Accrued expenses and other payables                           394,276        208,083
Taxes payable                                                 152,607        284,671
                                                          -----------    -----------

Net cash used in operating activities                        (365,403)      (404,849)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from shareholders                                         (23,234)             1
Due from directors                                               --           17,972
Due from related parties                                      (33,662)      (899,188)
Loan repayment by related party                                  --        2,409,639
Cash acquired from reverse acquisition                        185,635           --
Purchase of plant and equipment                                  (528)        (7,161)
Proceeds from disposal of property, plant and equipment          --              204
                                                          -----------    -----------

Net cash provided by investing activities                     128,211      1,521,467
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to directors                                                 --          115,953
Repayment of loan to related party                               --          (59,036)
Repayment of installment loan                                    --           (5,849)
Due to shareholders                                          (499,031)         6,820
Due to related companies                                     (575,994)    (1,174,977)
Issuance of common stock for cash                           1,350,000           --
                                                          -----------    -----------

Net cash provided by (used in) financing activities           274,975     (1,117,089)
                                                          -----------    -----------

Net increase in cash and cash equivalents                      37,783           (471)
Effect of foreign currency translation                        178,312           --
Cash and cash equivalents at beginning of period               38,065         10,601
                                                          -----------    -----------

Cash and cash equivalents at end of period                $   254,160    $    10,130
                                                          ===========    ===========
Supplementary disclosures of cash flow information:
    Finance costs paid                                    $       412    $     1,022
                                                          ===========    ===========

    Income taxes paid                                     $ 2,270,130    $ 1,186,955
                                                          ===========    ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CHINA AGRITECH, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

     Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducts Tailong's only business operation. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Associations provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in 11 provinces of China. Pacific Dragon conducts on-going research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. The principal researchers in Pacific Dragon are Liu Shuhua and Liu Kangde. The annual expense on research and development is around RMB300,000 to 500,000 (approximately $36,276 to $60,460). As of September 30, 2005, we have an approximate annual production capacity of 5000 metric tons ("MT") for organic liquid compound fertilizers. Our major products include "LuLingBao II", LuLingBao III" and "Tailong I".

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

     The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the periods ended September 30, 2005 and 2004.

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

     The Company's revenue consists of sales, which are presented net of value added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

     Advertising Costs
     -----------------

     The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine and three months ended September 30, 2005 were $422,270 and $182,012, respectively, and for the nine and three months ended September 30, 2004 were $183,133 and $62,651, respectively.

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

     In particular, Renminbi ("RMB"), the PRC's official currency, is the functional currency of Pacific Dragon. Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.28: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of +/-0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

     The rates used to translate Pacific Dragon's assets and liabilities at September 30, 2005 and its statement of income are RMB8.11:US$1.00 and RMB8.24:US$1.00, respectively. No representation is made that RMB amounts have been, or could be, converted into US$ at these rates.

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

4.   DUE FROM SHAREHOLDERS / RELATED PARTIES

     The amounts due from shareholders and related parties was unsecured, non-interest bearing and repayable on demand.

5.   INVENTORIES

Inventories as of September 30, 2005 consist of:

Raw materials                                                       $    18,976
Packing materials                                                        98,299
Work-in-progress                                                        349,597
Finished goods                                                           20,915
                                                                    -----------

                                                                    $   487,787
                                                                    ===========

6. PLANT AND EQUIPMENT

Plant and equipment as of September 30, 2005 consist of:

Plant and machinery                                                 $ 1,150,617
Leasehold improvements                                                    6,292
Equipment                                                                85,138
Motor vehicles                                                          141,291
                                                                    -----------

                                                                      1,383,338
Less: Accumulated depreciation                                         (304,062)
                                                                    -----------

                                                                    $ 1,079,276
                                                                    ===========

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

     On May 12, 2005, the Company made a forward stock split whereby each share of issued and outstanding common stock is converted into 1.14 shares of the Company's common stock. As a result, the common stock amount has been increased proportionately based on the forward stock split ratio and the additional paid-in capital has been reduced by the same amount.

     On June 13, 2005, the Company entered into a stock purchase agreement for the sale of 230,516 shares of the Company's common stock for $1.4861 per share for a total of $350,000. The amount of $350,000 received was held in escrow at September 30, 2005.

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

     During the nine-month period ended September 30, 2005, $638,990 was transferred from retained earnings, which was attributable to the Company, to statutory reserves in compliance with the above regulations. As of September 30, 2005, statutory reserves comprise $949,463 and $474,157 in respect of statutory surplus reserve and statutory common welfare fund, respectively, included in the consolidated balance sheet which are attributable to the Company.

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

     Provision for income taxes for the nine and three months ended September 30, 2005 and 2004 represented PRC income taxes on the income from operations of Pacific Dragon. Pursuant to PRC Income Tax Laws, Pacific Dragon is subject to Enterprise Income Taxes at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

10.  BASIC EARNINGS PER SHARE

     Basic earnings per share for the nine and three months ended September 30, 2005 and 2004, were determined by dividing net income for the periods by the weighted average number of common shares outstanding.

     The Company accounts for the forward stock split of each outstanding common share into fourteen one hundredths (1.14) common shares on April 21, 2005 on a retrospective basis by considering it outstanding for the entirety of the nine and three months ended both September 30, 2005 and 2004.

11.  RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

12.  RELATED PARTY TRANSACTIONS

     The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with Harbin Yinlong Enterprise Co. Ltd. ("Yinlong"), the joint venture partners holding 10% equity interest in Pacific Dragon to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB1,200,000 (equivalent to $144,578). The tenancy agreement was revised by increasing the annual rent to RMB3,600,000 (equivalent to $436,831) effective from July 1, 2005. During the nine and three months ended September 30, 2005, the Company paid $182,913 and $109,208, respectively to Yinlong.

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

Overview

The Company was originally incorporated on January 5, 1925 under the laws of the State of Nevada for the development of mining claims. In 1970, we changed our business activities to the development of properties in Southern California. These and similar efforts to change the business were not successful and we conducted no substantive business since 1986 until we acquired China Tailong Holdings Company Limited ("Tailong") on February 3, 2005 ("Acquisition").

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

Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprises ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Association provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in 11 provinces of the PRC. Pacific Dragon conducts on-going research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. The principal researchers in Pacific Dragon are Mr. Liu Shuhua and Mr. Liu Kangde. The annual expense on research and development is around RMB300,000 to RMB500,000 (approximately $36,276 to $60,460). As of
September 30, 2005, we have an approximate annual production capacity of 5000 metric tons ("MT") for organic liquid compound fertilizers.

Immediately after the Acquisition on February 3, 2005, all existing officers and directors of the Company resigned and the management of Tailong was elected and appointed to such positions, thereby effecting a change of control. Although

Tailong  became  a  wholly-owned   subsidiary  of  the  Company   following  the
transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby Tailong was considered to be the accounting acquirer of the Company and the continuing entity. The comparative financial statements for the nine and three months ended September 30, 2004 were those of Tailong and Pacific Dragon.

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

Results of operations - Three-month period ended September 30, 2005

Revenue
-------

Our revenue represents sales of fertilizers, net of value added tax (VAT). Net sales was $5,760,407 for the three-month period ended September 30, 2005, as compared to $5,326,047 for the three-month period ended September 30, 2004, an increase of approximately 8%. The increase in sales amount is primarily attributable to the increase in sales volume.

Gross profit
------------

Gross profit was $2,563,319 for the three-month period ended September 30, 2005, as compared to $2,992,939 for the three-month period ended September 30, 2004, representing a gross profit margin of 44% and 56%, respectively. The decrease in gross profit margin was mainly caused by the extra packaging costs paid to outside contractors. Due to the increase in production volume, the Company subcontracted certain packaging process which resulted in an increase in production costs during this quarter.

Selling expenses
----------------

Total selling expenses was $771,690 for the three-month period ended September 30, 2005, as compared to $438,405 for the three-month period ended September 30, 2004, an increase of approximately 76%. The increase was mainly caused by the increases in advertising expenses of $118,915 and business trip expenses of $212,794, which were incurred for the purposes of promoting the Company's business.

General and administrative expenses
-----------------------------------

Total general and administrative expenses was $176,620 for the three-month period ended September 30, 2005, as compared to $73,075 for the three-month period ended September 30, 2004, an increase of approximately 142%. The increase was mainly due to the increase in rental expenses for office of Pacific Dragon of $41,863 and the increase in expenses incurred by China Tailong while China Tailong had no substantial operations before the acquisition of its 90% equity interests in Pacific Dragon on October 9, 2004.

Income From Operations
----------------------

Income from operations was $1,615,009 for the three-month period ended September 30, 2005, as compared to $2,481,459 for the three-month period ended September 30, 2004, a decrease of approximately 35%. The decrease was mainly attributable to the drop in gross profit and the increase in selling, general and administrative expenses.

Provision for income taxes
--------------------------

Provision for income taxes represents the PRC Enterprise Income Tax provided at a rate of 33% on the income from operations of Pacific Dragon. The decrease of provision for income taxes by approximately 34% to $493,846 for the three-month period ended September 30, 2005 from $747,173 for the three-month period ended September 30, 2004 was in line with the decrease in income from operations of Pacific Dragon.

Minority interest
-----------------

For the three-month period ended September 30, 2005, minority interest represented the profit of Pacific Dragon attributable to the 10% equity interest not owned by the Company. No minority interest was recorded for three months ended September 30, 2004 as before the acquisition of 90% equity interest in Pacific Dragon by Tailong on October 9, 2004, Tailong and Pacific Dragon were under common control.

Results of operations - Nine-month period ended September 30, 2005

Revenue
-------

Our revenue consists of net sales, which represent sales of fertilizers, net of value added tax (VAT). Net sales was $20,930,453 for the nine-month period ended September 30, 2005, as compared to $13,007,651 for the nine-month period ended September 30, 2004, an increase of approximately 61%. The increase in sales amount mainly reflects the increase in sales volume, which was largely attributable to the Company's expanded promotional activities by developing integrated marketing campaigns through traditional media and the Company entering new markets in the southern regions of China. Before 2004, the Company concentrated in the northern regions of China.

Gross profit
------------

Gross profit was $9,823,748 for the nine-month period ended September 30, 2005, as compared to $6,143,818 for the nine-month period ended September 30, 2004, both representing a gross profit margin of approximately 47%.

Selling expenses
----------------

Total selling expenses was $2,150,488 for the nine-month period ended September 30, 2005, as compared to $1,083,122 for the nine-month period ended September 30, 2004, an increase of approximately 99%. The increase was mainly caused by the combined effect of increases in advertising expenses of $237,830, business trip expenses of $372,987, delivery and transportation expenses of $320,460, and sales commission of $161,861, which were in line with increase in sales, and the decreases in salaries of $17,926 due to the cut in the number of sales staff, and certain other selling expenses.

General and administrative expenses
-----------------------------------

Total general and administrative expenses was $1,632,042 for the nine-month period ended September 30, 2005, as compared to $297,860 for the nine-month period ended September 30, 2004, an increase of approximately 448%. The increase was mainly due to the specific provision for uncollectible trade receivable from certain customers of $189,669, the professional fees of $927,998 incidental to the reverse acquisition of Tailong and for investor relations and promotion activities after the reverse acquisition as well as in relation to the preparation and filing of a registration statement on Form SB-2 on July 22, 2005, and the increase in business trip expenses in line with the expansion of the Company's business.

Income From Operations
----------------------

Income from operations was $6,041,218 for the nine-month period ended September 30, 2005, as compared to $4,762,836 for the nine-month period ended September 30, 2004, an increase of approximately 27%. The increase was mainly attributable to the expansion of the Company's business, as reflected in the increase in gross profit and operating expenses discussed in the above.

Other income (expenses)
-----------------------

For the nine-month period ended September 30, 2005, the Company incurred a merger cost of $640,000, which consisted of financial advisory fee, for the reverse acquisition of Tailong in February 2005. No such expense was incurred for the nine months ended September 30, 2004.

For the nine-month period ended September 30, 2004, the Company disposed of certain property, plant and equipment and recorded a loss on disposal of $35,756. For the nine months ended September 30, 2005, the Company did not dispose of any property, plant and equipment.

Provision for income taxes
--------------------------

Provision for income taxes represents the PRC Enterprise Income Tax provided at a rate of 33% on the income from operations of Pacific Dragon. The increase of provision for income taxes by 58% from $1,471,627 for the nine-month period ended September 30, 2004 to $2,331,309 for the same corresponding period in 2005 was in line with the increase in income from operations of Pacific Dragon.

Minority interest
-----------------

For the nine-month period ended September 30, 2005, minority interest represented the profit of Pacific Dragon attributable to the 10% equity interest not owned by the Company. No minority interest was recorded for nine months ended September 30, 2004 as before the acquisition of 90% equity interest in Pacific Dragon by Tailong on October 9, 2004, Tailong and Pacific Dragon were under common control.

Financial condition, liquidity, capital resources

For the nine-month period ended September 30, 2005, we used $365,403 in operating activities, generated $128,211 from investing activities and generated $274,975 from financing activities.

As of September 30, 2005, we had cash and cash equivalents of $254,160. Our current assets were $12,985,996 and our current liabilities were $3,902,539, which resulted in a current ratio of approximately 3.3. On the other hand, we had no bank or other interest bearing borrowings as of September 30, 2005.

During the nine-month period ended September 30, 2005, we raised a total of $1,350,000 from the sale of 590,283 (before split) and 235,516 (after split) shares of our common stock by way of private placements. These funds were initially placed in escrow subject to the fulfillment of the conditions set out in the escrow agreements entered into by the Company pursuant to the stock purchase agreements. Following the filing of a registration statement on Form SB-2 on July 22, 2005, $1,000,000 was released from escrow during the three-month period ended September 30, 2005. As of September 30, 2005, we still had $350,000 of cash held in escrow account.

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

As of September 30, 2005, we did not have any material commitments for capital expenditures.

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

                              China Agritech, Inc.



Date:  November 18, 2005                    /s/ Yu CHANG
                                           -------------------------------------
                                           Yu CHANG
                                           Chief Executive Officer and President



Date:  November 18, 2005                    /s/ Lijun PENG
                                           -------------------------------------
                                           Lijun PENG
                                           Chief Financial Officer