Form 10KSB
period 2005-12-31
CHINA AGRITECH INC
filed 2006-04-14
CIK 1166389

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year from __________________ to __________________

Commission File No. 0-49608

CHINA AGRITECH, INC.
 (Name of Small Business Issuer in Its Charter)

DELAWARE	75-2955368
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

A# Room 0706-0707, The Spaces International Center,	+86 10 58702123
No. 8 Dongdaqiao Road, Chaoyang District, Beijing,
China 100020
(Address of Principal Executive Office)	(Issuer Telephone No. Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No ___

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes___   No   X

The issuer's revenues for its most recent fiscal year are $25,335,316.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 3, 2006 : $22,456,817. The number of shares outstanding of the issuer's common stock as of April 3, 2006 is 19,143,615.

2

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to China Agritech, Inc., that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: our need to raise additional capital, our reliance on a limited number of distributors of our products, our dependence on our chief executive officer, our dependence upon skilled personnel, our use of a single manufacturing facility for the manufacture of our products, our reliance on a small number of suppliers of the raw materials that we need, potential for uninsured product liability claims, our potential inability to renew the licenses that we need to operate our business, a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties that are described under "Item 1. Description of Business – Risk Factors." Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

When used in this report, the terms "China Agritech," "Company," "we," "our," and "us" refer to China Agritech Inc. and its subsidiaries including its wholly owned subsidiary China Tailong Holdings Company Limited or Tailong, and Tailong's 90% owned subsidiary Pacific Dragon Fertilizers Co. Ltd or Pacific Dragon. References to "PRC" or "China" are references to the People's Republic of China. Please note that the information provided below relates to the combined Company after the acquisition of Tailong and Pacific Dragon, except that information relating to periods prior to the date of the acquisition only relate to China Agritech Inc. unless otherwise specifically indicated.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Background

Our corporate name is China Agritech, Inc. We were originally incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. Since then, we have changed our business model several times. We had no active operations during the period from 1986 until February 2005, when we completed a reverse acquisition transaction with, China Tailong Holdings Company Limited, a Hong Kong Corporation.

Over the years, we have experienced several corporate name changes: Argyle Corporation in January 1960, Basic Empire in November 1963, Basic Empire Corp in December 1976 and China Agritech, Inc. in May 2005.

On March 29, 2004, we, among other things, effected a 1-for-5.6 reverse stock split of our common stock and decreased the par value of our common stock from $0.10 per share to $0.001 per share.

On May 25, 2004, we sold 714,285 shares of our common stock to Halter Financial Group, Inc., an entity owned by Timothy P. Halter, at a price of $0.28 per share for $200,000. As a result, Halter Financial Group, Inc. became our controlling stockholder owning approximately 66% of our common stock. On the following day, our then current directors and officers Matthew Blair and Glenn Little resigned from all offices and positions they held with us and Timothy P. Halter was appointed as our sole director and elected as our Chief Executive Officer, President, Chief Financial Officer and Secretary. Glenn Little was our controlling stockholder prior to this transaction.

In connection with this transaction, we paid Little and Company Investment Securities, an entity owned by Glenn A. Little, $30,000 in the aggregate which consists of (i) $11,000 as reimbursement of working capital advanced by Glenn Little, and (ii) $19,000 as consulting fees for Glenn Little's services related to this private placement transaction and as consideration for maintaining our corporate entity.

On August 10, 2004, we merged with and into a newly formed wholly-owned Delaware subsidiary for the purpose of changing our corporate domicile from Nevada to Delaware. The new entity maintained the same name and capital structure.

Tailong, through its 90% owned subsidiary Pacific Dragon, engages in the business of manufacturing and selling liquid compound fertilizers in China. Tailong became our wholly owned subsidiary in connection with a reverse acquisition transaction and is the 90% owner of Pacific Dragon which holds all of our commercial operations. Pacific Dragon's products are primarily marketed and sold to farmers in 12 provinces of China. In 2005, we had an approximate annual production capacity of 5,000 metric tons or MT of organic liquid compound fertilizers.

Acquisition of Tailong

On February 3, 2005, we completed a reverse acquisition transaction with Tailong whereby we issued 10,606,158 shares of our restricted common stock to the stockholders of Tailong in exchange for all of the issued and outstanding capital stock of Tailong. Tailong thereby became our wholly owned subsidiary and the former stockholders of Tailong became our controlling stockholders. For accounting purposes, this transaction was treated as a reverse acquisition with Tailong as the acquirer and China Agritech as the acquired entity.

On February 3, 2005, we also completed a private placement transaction whereby we sold 590,284 shares of our common stock to two investors for the consideration of $1,000,000. The shares and warrants were offered and sold to investors in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 thereunder. Each of the investors qualified as an accredited investor as defined by Rule 501 under the Securities Act.

On May 12, 2005, in connection with the reverse acquisition transaction, we amended our Certificate of

Incorporation to (1) change our name to "China Agritech, Inc." to reflect our new business of manufacturing and marketing liquid compound fertilizer products; (2) allow our Board of Directors to set the number of directors in accordance with our bylaws; and (3) effect a forward stock split whereby each share of our issued and outstanding common stock is converted into 1.14 shares of our common stock.

Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. Tailong had no active operations until October 9, 2004 when it acquired 90% ownership of Pacific Dragon. Pacific Dragon conducts Tailong's only business operations. The remaining 10% ownership of Pacific Dragon is owned by Yinlong Industrial Co. Ltd. or Yinlong, a limited company incorporated in PRC. Mr. Yu Chang, our CEO, President and director, and Ms. Xiaorong Teng, our Vice President of Sales and director, own 85% and 15% of Yinlong, respectively. Yinlong provides wholesale and retail construction materials, automobile parts, mechanical equipment and wood products to companies in the PRC.

Pacific Dragon is a foreign invested enterprise established in China on May 20, 1994. At the time of its incorporation, Pacific Dragon was a "contractual joint venture" under Chinese foreign invested enterprises law. The three joint venturers were Yinlong, Beijing Taiming Applied Technology Institute or Taiming, a Chinese company and Cathay-Pacific Enterprises Ltd. or CPE, a Canadian company. Yinlong contributed approximately $228,000 (RMB1,890,000), Taiming contributed a patent with a value of approximately $140,000 (RMB1,160,000) and CPE contributed $150,000 as the registered capital of Pacific Dragon, representing 43%, 27% and 30% of the total registered capital, respectively. The parties also agreed that Yinlong, Taiming and CPE shall have the right to receive 41%, 10% and 49% of the profits from Pacific Dragon, respectively.

On June 8, 2004, Tailong and the three joint venturers of Pacific Dragon entered into a Transfer of Capital Contribution and Profit Agreement pursuant to which CPE transferred all of its 30% capital contribution and 49% profit sharing right in Pacific Dragon and Taiming transferred all of its 27% capital contribution and 10% profit sharing right in Pacific Dragon to Tailong. In addition, Yinlong transferred 33% of its capital contribution and 31% of its profit sharing right in Pacific Dragon to Tailong. As a result of such transfer, Tailong and Yinlong are now the only stockholders of Pacific Dragon, owning 90% and 10% of Pacific Dragon, respectively.

In connection with the capital transfer, on October 9, 2004, Pacific Dragon changed its status to become an "equity joint venture" under Chinese foreign invested enterprises law. The legal structure of "equity joint venture" is similar to a limited liability company organized under the state laws in the United States. Pacific Dragon has a registered capital of $500,000 and its Articles of Associations provide for a business term of 15 years. Upon the expiration of the 15-year term, Pacific Dragon may apply for and get an extension of the term of its Articles of Association.

Pacific Dragon engages in the business of manufacturing and marketing organic liquid compound fertilizers. Pacific Dragon's products are primarily marketed and sold to farmers in 12 provinces of China. In 2005, we had an approximate annual production capacity of 5,000 metric tons of organic liquid compound fertilizers.

The chart below illustrates our corporate structure:

Recent Development

On June 13, 2005, we completed another private placement transaction whereby we sold 235,516 shares of our common stock to two investors for a total of $350,000. The shares were offered and sold to investors in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 thereunder.

On January 13, 2006, we sold 4,800,000 shares of our common stock to 22 investors for a total of $12,000,000. The shares were offered and sold to investors in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 thereunder.

Industry Background and Our Principal Market

Our business operations consist primarily of the manufacturing and sale of organic liquid compound fertilizers and related products. China is the principal market for our products. Our products are primarily sold to farmers in 12 provinces in China, including Heilongjiang, Hebei, Liaoning, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan and Guizhou.

China has the world's largest population of nearly 1.3 billion people. The per capita irrigated land in China is 0.04 hectare (Source: 2003 China statistics Yearbook), which is only approximately 50% of that of the United States (Source: US Census Bureau, www.census.gov). Total arable land area in China has been decreasing since 1978. With the reduction of arable land and the increase of the population, there is a significant need to increase the output of crops per hectare for China. China's crops output has increased 19% from 1988 to 2004 (the total crops output was 394,080,000 tons in 1988 as compared to 469,469,000 tons in 2004) (Source: Ministry of Agriculture of The People's Republic of China). Extensive use of fertilizer contributes to the rise of grain output. The use of fertilizer rose from 8,840,000 tons in 1978 to 46,366,000 tons in 2004 (Source: Ministry of Agriculture of The People's Republic of China).

In the past 25 years, the consumption of compound fertilizer in China has increased from 2,720,000 tons in 1980 to 12,040,000 in 2004, an increase rate of 5.8% from 2001 to 2002, 6.7% from 2002 to 2003 and 8.5% from 2003 to 2004. (Source: 2005 China Statistic Yearbook). Since 2000, China has been the world's largest producer of fertilizer. To meet the gap between the demand and supply, China imports a large amount of fertilizers. In 2004, China imported 12,400,000 tons of fertilizer, representing 26.7% of its fertilizers requirements, 2,050,000 tons of which are compound fertilizers. China is now the world's largest importer of fertilizers (Source: 2005 China Statistics Yearbook). In order to improve the efficient utilization of fertilizer, the PRC Ministry of Agriculture encourages the use of organic compound fertilizers instead of single nutrients, such as urea, or chemical fertilizers. The percentage of compound fertilizers consumption to the total fertilizer consumption rose from 2% in 1980 to 26% in 2004. (Source: 2005 China Statistics Yearbook) However, the percentage of compound fertilizers consumption is still at a very low level compared with the average level of about 70% worldwide. It is estimated that the demand for compound fertilizer in the next decade will continue to grow (Source: China Farm Reports).

Principal Products and Services

Through Tailong and its subsidiary Pacific Dragon, we develop and produce various organic liquid compound fertilizers which are made from the combination of organic elements (e.g., humic acid and amino acid), inorganic elements (e.g., nitrogen, phosphorus and potassium), microelements (e.g., boron, iron, zinc, manganese and molybdenum) and other active and stimulative agents.

Since its inception, Pacific Dragon has developed, tested, and produced various types of organic liquid compound fertilizers. Our main products include "LvLingBao II," "LvLingBao III," "Tailong I" and other customized crop special fertilizers which are tailored to customers' specific requirements. The characteristics and properties of our three main products are as follows:

LvLingBao II: This product consists of humic acid, nitrogen, phosphor, potassium, microelements (e.g., boron, iron, zinc, manganese and molybdenum, etc.), active agent, simulative agent and opsonin agent. LvLingBao II is used in the fertilization of crops, plants and trees.

LvLingBao III: This product consists of humic acid, nitrogen, phosphor, potassium, microelements (e.g., boron, iron, zinc, manganese and molybdenum, etc.), amino acid, active agent, simulative agent and opsonin agent.

Tailong I: This product is used in the fertilization of a variety of crops and plants. Tailong I was developed on the base of LvLingBao III, with adjustments in the amount of amino acid, active agent and simulative agent, so that the nutrients can be better absorbed.

Our products can be used to:
  promote photosynthesis, root system growth and transmission of nutrients to seeds;

  equilibrate absorption of nutrients and speed a plant's maturity by 5 days on average;

  eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels such that plants are of better quality and of more commercial value;

  accelerate the accumulation of photosynthesis materials and thus cell concentration, increase reservation ability and enhance resistance;

  increase the utilization rate of basic fertility, reduce the acidification and hardening of soil due to fertilizer and reduce its harmful effect on plants; and

  increase efficacy along with neutral or acidic pesticides.

As such, our products are applicable to large scale spraying operation by machine or aircraft.

Raw Materials and Our Principal Suppliers

The main raw materials of our products are humic acid and other organic and inorganic elements. Humic acid is the main and unique component of organic liquid compound fertilizers. It is a complex mixture of organic acids, produced mostly by the decomposition of plant material and lignin which is a complex polymer that binds to cellulose fibers and strengthens the cell walls of plants.

Humic acid, through the chelation of ions, has an often-favorable effect on living organisms. Chelation occurs when organic compounds form coordinate bonds with metals through two or more atoms of the organic compound. Humic acid affects soil weathering and fertility, the pH value and alkalinity of natural waters, trace metal chemistry and bioavailability (bioavailability is the degree or rate at which a substance is able to be absorbed), the degradation and transport of hydrophobic organic chemicals, the formation of disinfection by-products during water treatment, and heterotrophic production in black-water ecosystems (heterotrophic producers require minerals and organic substrates to receive carbon for growth and development). Fluid humic acid fertilizer products are widely recommended as they can be easily mixed with water and sprayed.

China is abundant in many minerals and organic elements. Humic acid, the main component of our products is mainly mined from a soft, brownish-black coal called lignite. China is a significant contributor in world coal production and consumption. China has large lignite reserves according to the survey of energy resources published by the World Energy Council.

There are numerous suppliers and vendors in China of the raw materials needed for our products. Our subsidiary Pacific Dragon has entered into written contracts with several suppliers and vendors. Our main suppliers are Inner-Mongolia Humic Acid Factory, Beijing Zhongxin Chemical Development Company, and Harbin Huangyan Plastic Manufacturing Company, which are our major suppliers of humic acid, chemical raw materials, and plastic products, respectively.

Our Distribution, Customers and Customer Programs

We sell most of our products through various regional distributors in China. We have established and maintained long term relationships with major distributors who we believe have local business experience and established regional sales networks. We regularly host our distributors to promote our products through various ordering conferences. We host an annual ordering conference for our major distributors to place purchasing orders through written sales agreements. Our sales department also holds ordering conferences in various provinces, including Heilongjiang, Jilin, Liaoning, Hebei, Shandong, Jiangsu and Sichuan from time to time. In addition, we also sell our products to end users directly. All purchasing orders on our products are served on a first come first served basis.

For the year ended December 31, 2005, distribution through our ten largest distributors accounted for approximately 46% of our total annual sales. Our three largest distributors are:
  Shunda Agricultural Products Distributing Company, which is located in Heilongjiang Province and purchased approximately 7.2% of our organic liquid compound fertilizers in 2005.

  Chengdu Liteng Industry Company, which is located in Sichuan province and purchased approximately 7.1% of our organic liquid compound fertilizers in 2005.

  Shenyang Biochemical Co. Ltd. which is located in Liaoning province and purchased approximately 6.3% of our organic liquid compound fertilizers in 2005.

We provide our customers with a variety of customer services, including a technical support hotline service, conducting seminars, informational newsletters and instructional DVDs.

We have also been marketing and promoting our products through the following means:
  Advertising in Chinese local newspapers, such as Heilongjiang Agricultural Daily and Life Daily;

  Broadcasting on Chinese local TV channels or radio stations, such as Heilongjiang Satellite Channel;

  Distribution of newsletters to distributors and farmers; and

  Participation in activities organized by local governments to promote information about, and use of, fertilizers.

Competition

China is the world's largest consumer of fertilizers, but its compound fertilizer industry is highly fragmented, with many small regional factories serving local requirements. Most fertilizer producers in China do not have the national brand name recognition as a basis for promoting their products.

Through Pacific Dragon, we specialize in producing organic liquid compound fertilizers that are specifically formulated to suit local plant, soil, and climate conditions. We face competition from both Chinese fertilizer producers and fertilizer producers outside of China. There are many small fertilizer producers in China that supply liquid compound fertilizers with annual output of less than 1,000 MT. Due to economies of scale, however, we believe that these small producers are generally less cost effective, have lower quality control and minimal product development capabilities. In addition, most of their products consist of single or dual chemical nutrients, which are generally less effective at boosting the growth of plants as compared to our organic liquid compound fertilizers.

Another group of competitors are international fertilizer producers and the trading companies that import fertilizers into China. The imported fertilizer products range from fertilizers with single chemical element, such as urea, phosphate and potash, to standard Nitrogen, phosphor and kalium compound fertilizers. Qualities of imported fertilizers are generally higher and more stable than fertilizers produced in China. However, due to tariffs, duties and license fees imposed on imported fertilizer products and high shipping and transportation expenses, imported fertilizers are generally less price competitive than Chinese fertilizer products. In addition, Chinese government imposes an annual quota on fertilizer products that can be imported into China. China is expected to open its retail and wholesale fertilizer markets to non-Chinese companies by December 11, 2006.

Because our products are specifically formulated for local plant, soil and climate conditions, we believe that there are not many foreign competitors in our selected markets that are capable of producing customized fertilizers.

Intellectual Property

We have registered with the Trademark Office of the State Administration for Industry and Commerce of China the trademark for the "Tailong" logo (registration number: 836192), which is used on our products that are distributed in China. The trademark expires in 2016.

We rely on trade secrets to protect our proprietary technology and formulas. We currently do not own any patents and have not applied for patents on our proprietary technology and formulas because a patent application requires a detailed description of our technology and formulas which will be made available to the general public. We believe a patent application and disclosure of our technology and formulas would be detrimental to our future business. There are currently few competitors in China's organic liquid compound fertilizer market that are capable of producing customized fertilizers like our products. If knowledge of our formulas and processes are not tightly controlled, more competitors would likely emerge in this market. Only certain of our key executives have knowledge of our proprietary technology and formulas.

Mr. Yu Chang, our CEO, President, Secretary and director, has granted us a permanent license to use his know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. Mr. Chang is under contractual obligations to keep the confidentiality of this technology and refrain from licensing this technology to any third party or using the technology for his own benefits.

Employees

As of April 11, 2006, we had approximately 80 full-time employees, of which 43 are administrative and management staffs, 28 are sales staffs and 9 are manufacturing workers. We also hire temporary manufacturing workers, the number of which varies from 20 to 60 based on our work load. None of our employees is under collective bargaining agreements and they all reside in China. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Research and Development

We conduct on-going research and development activities relating to the enhancement of concentration of the organic liquid compound fertilizers and the control of manufacturing costs. Our principal research team consists of Mr. Shuhua Liu and Mr. Kangde Liu. We spent approximately $13,500 (RMB 108,000) and $60,460 (RMB 500,000) on research and development in 2005 and 2004, respectively.

Government Regulation

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizers can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stage of in-the-field test and test selling. All other fertilizers that have completed the in-the-field test and test selling must obtain the formal registration which, once obtained, is valid for five years. We have obtained the necessary Formal Fertilizer Registration Certificate for all of our fertilizer products from the PRC Ministry of Agriculture. Such certificate was issued on September 3, 2002 and will expire in December 2007.

As of April 11, 2006, we believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies. As of April 11, 2006, all license fees and filings are current.

The costs of obtaining and maintaining licenses are not prohibitive and it is illegal to do business without these licenses. If we were to lose any of these licenses, we would only have a limited time to re-apply for such licenses and would face possible regulatory fines. However, such licenses will only been revoked under rare circumstances, such as the performance of illegal activities. We are not subject to any environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

Risk Factors

You should carefully consider the risks described below, which are material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-KSB, including our financial statements and related notes.

Risks Related To Our Financial Condition

AS OF DECEMBER 31, 2005, WE HAD APPROXIMATELY $255,831 IN CASH. WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FORESEEABLE FUTURE. ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO US ON FAVORABLE TERM OR AT ALL. RAISING ADDITIONAL CAPITAL WILL DILUTE OUR CURRENT STOCKHOLDERS' OWNERSHIP INTEREST.

As of December 31, 2005, we had approximately $255,831 in cash. Based on current reserves and anticipated cash flow from our operations, we anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures, and business expansion for the next twelve months. Thereafter, we will need to raise additional funds. We may seek to satisfy our future funding requirements through revenues generated through our operations, the proceeds of public or private offerings of our securities, or through loans from financial institutions or our controlling stockholders. Adequate funds may not be available when needed or on terms satisfactory to us. A lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our organic liquid compound fertilizer product development programs, close facilities and/or lay-off employees which, in turn, will likely result in decreased sales and profits.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, Stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. This may reduce a stockholder's return on investment or cause a complete loss in the investment.

OUR HOLDING COMPANY STRUCTURE MAY LIMIT THE PAYMENT OF DIVIDENDS.

We have no direct business operations, other than the ownership of our subsidiaries Tailong and Pacific Dragon. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, under Chinese law and otherwise, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

Risk Related To Our Business

WE RELY ON A FEW MAJOR DISTRIBUTORS AND OUR BUSINESS WILL BE HARMED IF OUR DISTRIBUTORS REDUCE THEIR ORDERS OR DISCONTINUE DOING BUSINESS WITH US.

Currently, we sell approximately 46% of our fertilizer products through ten major distributors, including Chengdu Liteng Industry Company, Shunda Agricultural Products Distributing Company and Shenyang Biochemical Co. Ltd.

If any one of these distributors reduces its orders or discontinues business with us, we would have difficulties finding new distributors to distribute our products and our revenues and net income would decline considerably. Our reliance on these major distributors could also affect our bargaining power in getting favorable prices for our products. In addition, untimely payment and failure to pay by these major distributors would negatively affect our cash flow.

WE DEPEND HEAVILY ON MR. YU CHANG, OUR CEO, PRESIDENT, SECRETARY AND DIRECTOR AND, WITHOUT HIS SERVICES OUR PROSPECTS WOULD BE SEVERELY LIMITED.

Our future business and results of operations depend in significant part upon the continuing contribution of Mr. Yu Chang, our CEO, President, Secretary and director. Mr. Chang has extensive experience in the liquid compound fertilizer industry and is directly involved in all of our business operations. Mr. Chang has a 3-year employment agreement with our subsidiary Pacific Dragon which expires on January 5, 2008. There can be no assurance that we will be able to retain Mr. Chang after the expiration of his employment agreement. If Mr. Chang, ceases to be employed by us, we may have difficulty finding a suitable replacement with equal leadership and industry experience, and our business would suffer.

WE DEPEND HEAVILY ON SKILLFUL PERSONNEL, AND TURNOVER OF AND FAILURE TO ATTRACT SUCH PERSONNEL COULD HARM OUR BUSINESS.

The agricultural products business is specialized and requires the employment of personnel with significant scientific and operational experience in the industry. Accordingly, we must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary scientific, technical and operational skills and experience with the liquid compound fertilizer industry. These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees.

WE DEPEND ON ONLY ONE FACTORY TO MANUFACTURE OUR PRODUCTS AND ANY DISRUPTION OF THE OPERATIONS IN THIS FACTORY WOULD DAMAGE OUR BUSINESS.

All of our products are manufactured in a single factory in Harbin, China which we depend on to produce the products that we sell. We currently maintain insurance covering this manufacturing facility, machinery and other leasehold improvements. However, we do not carry sufficient business interruption insurance. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control. Any disruption of the operations in this factory would have a significant negative impact on our ability to deliver products, which would cause a potential diminution on sales, the cancellation of orders, damage to our reputation and potential lawsuits.

WE CURRENTLY RELY ON A SMALL NUMBER OF THIRD PARTIES TO SUPPLY THE KEY RAW MATERIALS WE USE TO PRODUCE OUR PRODUCTS.

Our business depends upon the availability of key raw materials, including humic acid, chemical raw materials and plastic goods. We rely on only a few external suppliers for these raw materials. In fiscal year 2005, we purchased approximately 90% of our humic acid from Inner-Mongolia Humic Acid Factory, approximately 77% of chemical raw materials from Beijing Zhongxin Chemical Technology Development Co., and approximately 84% of plastic goods from Harbin Huangyan Plastic Manufacturing Company. We have entered into written agreements with all of these main suppliers. If any of our major suppliers were to default or become unable to deliver the raw materials in sufficient quantities, we may be unable to purchase these raw materials from alternative sources on the same terms which may result in a significant increase in our operating costs. In addition, any disruption in the supply of our raw materials could cause delay in the delivery of our products which would be harmful to our sales reputation and business.

OUR INABILITY TO PROTECT THE PROPRIETARY FORMULA AND MANUFACTURING PROCESSES FOR OUR CONCENTRATED ORGANIC LIQUID COMPOUND FERTILIZER MAY INCREASE OUR COMPETITION AND CAUSE OUR OPERATING RESULTS TO SUFFER.

Our success will depend in part on our ability to protect our proprietary formula and manufacturing process for highly concentrated organic liquid compound fertilizer. We rely on trade secrets to protect our proprietary formulas and manufacturing processes. We have not applied for patents for our technology and formulas as we believe an application for such patents would result in public knowledge of our proprietary technology and formulas and the potential for increased competition. This may result in a decrease of our market share and hurt our operating results. We have entered into a license agreement with Mr. Yu Chang, our CEO, President, Secretary and director, under which Mr. Chang granted us a permanent exclusive license to use his know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. Under the license agreement, Mr. Chang has the obligation to keep the confidentiality of this technology and is refrained from licensing this technology to any third party or using the technology for his own benefits. In addition, only certain of our key executives have knowledge of our proprietary technology and formulas.

If our proprietary trade secrets are not afforded adequate legal protection or if our employees unintentionally or willfully disclose our confidential technology to competitors we may lose any competitive advantage that we currently have. If we are forced to take legal action to protect our proprietary formula and processes, we will incur significant expense and may incur an unfavorable outcome.

In addition, our competitors may counterfeit our products and use our trademark. These counterfeit products could damage our reputation and create confusion to our customers.

CERTAIN OF OUR OFFICERS AND DIRECTORS' ASSOCIATION WITH OTHER BUSINESSES COULD IMPEDE THEIR ABILITY TO DEVOTE AMPLE TIME TO OUR BUSINESS AND COULD POSE CONFLICT OF INTEREST

Mr. Yu Chang, our CEO, President, Secretary and director, and Ms. Xiaorong Teng, our Vice President of Sales and director, serve as the chairman and director of Yinlong Industrial Co. Ltd., respectively. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. However, their existing responsibilities to other entities may limit the amount of times they can spend on our affairs. Mr. Chang currently spends about 90% of his time on our affairs and about 10% of his time on the affairs of Yinlong. Ms. Teng currently spends about 95% of her time on our affairs and about 5% of her time on the affairs of Yinlong.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are not subject to these requirements for our current fiscal year ending December 31, 2005, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2006. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Risks Related With Our Industry

OUR OPERATING RESULTS WILL SUFFER IF THE PRICE OF RAW MATERIALS INCREASES

AND WE CANNOT PASS THE INCREASED COST ON TO OUR CUSTOMERS.

The main raw materials of our products are humic acid, chemical raw materials and plastic goods. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstock, market demand, and freight costs. The prices for these raw materials may fluctuate significantly based upon changes in these factors. Prices of our organic liquid compound fertilizer products may not increase in response to raw material price increases. Our operating results may be seriously harmed if we are unable to pass any raw material price increases through to our customers.

THE NATURE OF THE PRODUCTS THAT WE MANUFACTURE COULD EXPOSE US TO PRODUCT LIABILITY CLAIMS.

Defects in or unknown harmful effects caused by our organic liquid compound fertilizer products and other products could subject us to potential product liability claims that our products are ineffective or cause some harm to the human body or to property. We have obtained product liability insurance to cover claims from personal injuries or property damage caused by our products for the period from June 28, 2005 to June 27, 2006. However, such insurance coverage is limited to approximately $500,000 (RMB 4,000,000) and may not be sufficient to cover future claims. A successful claim against us that is in excess of our insurance coverage could significantly harm our business and financial condition. As of April 11, 2006, no product liability claim has ever been brought against us.

FERTILIZERS POSE CERTAIN SAFETY RISKS.

The manufacture of fertilizers poses certain safety risks and may cause physical injury and sickness. Although we have adopted safety measures in our research, development and manufacturing processes, accidents may still occur. Any accident, whether at the manufacturing facilities or from the use of our products, may subject us to significant liabilities to persons harmed by our products.

IF WE CANNOT RENEW OUR FERTILIZER REGISTRATION CERTIFICATE, WHICH EXPIRES IN DECEMBER 2007, WE WILL BE UNABLE TO SELL SOME OF OUR PRODUCTS CAUSING OUR REVENUES TO SIGNIFICANTLY DECREASE.

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stage of in-the-field test and test selling. All other fertilizers that have completed the in-the-field test and test selling must obtain the formal registration which, once obtained, is valid for five years. We have obtained the necessary Formal Fertilizer Registration Certificate for all of our fertilizer products from the PRC Ministry of Agriculture. Such certificate was issued on September 3, 2002 and will expire on December 2007.

Generally, the PRC Ministry of Agriculture will grant an application for renewal in the absence of illegal activity by the applicant. However, there is no guarantee that the PRC Ministry of Agriculture will grant renewal to our Formal Fertilizer Registration Certificate. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China which will cause the termination of our commercial operations.

ADVERSE WEATHER CONDITIONS COULD NEGATIVELY IMPACT OUR SALES CASH FLOWS AND OPERATING RESULTS.

The demand for our organic liquid compound fertilizer products fluctuates significantly with weather conditions. Certain weather conditions may delay the application of the fertilizer or render it unnecessary at all. If any natural disasters, such as flood, drought, hail, tornado or earthquake, take place, demands for our products will be reduced. In addition, in some cases, we allow our distributors to purchase our products partially on credit. The distributors, in turn, may sell the fertilizer to farmers on credit. If any natural disaster occurs, reduced crops yield may cause farmer to default on their payments which could harm our cash flow and result of operations.

WE FACE COMPETITION FROM NUMEROUS FERTILIZER MANUFACTURERS IN CHINA AND ELSEWHERE.

We compete with approximately 300 small-sized Chinese fertilizer manufacturers. The number of these small companies varies from time to time. Furthermore, we face competition from international fertilizer producers and traders who import fertilizers into China. These imported products range from fertilizers with single chemical elements, such as urea, phosphate and potash, to standard nitrogen phosphate, potassium compound fertilizers. The quality of the imported products is generally higher and more stable than fertilizers produced in China. Currently, imported fertilizers are subject to tariffs, duties and quota imposed by Chinese Government. China is expected to open its retail and wholesale fertilizer markets to non-Chinese companies by December 11, 2006. As a result, the amount of fertilizer imported to China will rise significantly and we will face more competitions from non-Chinese fertilizer manufacturers.

Risks Related To Doing Business In China

Our subsidiary Pacific Dragon operates from facilities located in China. Accordingly, its operations are subject to the governmental regulations and rules of China.

OUR BUSINESS IS LARGELY SUBJECT TO THE UNCERTAIN LEGAL ENVIRONMENT IN CHINA AND YOUR LEGAL PROTECTION COULD BE LIMITED.

We conduct most of our business in China which utilizes a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

PRC ACCOUNTING LAWS MANDATE ACCOUNTING PRACTICES WHICH MAY NOT BE CONSISTENT WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND THEREFORE OUR FINANCIALS AND THEIR INTERPRETATION INVOLVE UNCERTAINTIES.

The PRC accounting laws mandate accounting practices which may not be consistent with U.S. Generally Accepted Accounting Principles. The PRC accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Noncompliance with such requirements may cause revocation of our business license. The translation of the financial statements from the requirements of the PRC to US GAAP, requires interpretation and exercise of judgment.

CHANGES IN CHINA'S POLITICAL AND ECONOMIC SITUATION COULD HARM US AND OUR OPERATING RESULTS.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries and the value of your investment in our stock may not appreciate in a manner that is acceptable to you, if at all.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE CONDUCT OUR BUSINESS ACTIVITIES.

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate profitably in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations, including stricter environmental laws and regulations on the manufacture, storage, use and disposal of fertilizer and/or of certain chemicals used in the manufacture of fertilizer, that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

FUTURE INFLATION IN CHINA MAY INHIBIT OUR ACTIVITY TO CONDUCT BUSINESS IN CHINA.

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH WIDESPREAD PUBLIC HEALTH PROBLEM COULD HARM OUR OPERATIONS.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations. As a result of these widespread public health problems, our operations may be impacted by a number of health-related consequences, including the following:

  quarantines or closures of some of our offices which would severely disrupt our operations;

  the sickness or death of our key officers and employees; and

  a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUE EFFECTIVELY.

The majority of our revenues will be settled in Renminbi, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

THE VALUE OF OUR SECURITIES WILL BE AFFECTED BY THE FOREIGN EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND RENMINBI.

The value of our common stock will be affected by the foreign exchange rate between the U.S. dollar and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Risks Related To Our Common Stock

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE VOLATILE WHICH COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT.

Our stock is not widely traded or traded in great volume so the market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

  actual or anticipated fluctuations in our quarterly operating results;

  announcements of new products by us or our competitors;

  changes in financial estimates by securities analysts;

  conditions in the fertilizer market;

  changes in the economic performance or market valuations of other companies involved in fertilizer production;

  announcements by our competitors of significant acquisitions;

  additions or departures of key personnel; and

  potential litigation.

CERTAIN OF OUR STOCKHOLDERS HOLD A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING VOTING SECURITIES.

Mr. Yu Chang is the beneficiary owner of approximately 56.84% of our outstanding common stock. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. This might result in limitations on, or a decrease in the price of, our common stock.

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTC Bulletin Board under the symbol "CAGC.OB." The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

WE ARE SUBJECT TO PENNY STOCK REGULATIONS AND RESTRICTIONS.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of April 11, 2006, the closing bid and asked prices for our common stock were $3.50 per share and therefore, it is designated a "penny stock." Although since February 3, 2005, we have met the net worth exemption from the "penny stock" definition, no assurance can be given that such exemption will be maintained. As a "penny stock," our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Item 2. DESCRIPTION OF PROPERTY.

Our executive office is located at A# Room 0706-0707, The Spaces International Center, No. 8 Dongdaqiao Road, Chaoyang District, Beijing, China 100020. This office consists of approximately 318 square meters. The lease agreement has a three-year term which expires in May 2008. The monthly rental payment is approximately $3,625 (RMB 29,000).

We currently lease 9878 square meters in the aggregate for office space and manufacturing facilities in Harbin, China where our subsidiary Pacific Dragon is located. The lease has a 10-year term which runs from January 1, 2004 to January 1, 2014. Our current rent due under this lease is approximately $450,000 (RMB 3,600,000) per year.

In addition, we have an office with a space of 1,000 square feet in Hong Kong which is located at Flat 1605, Emperor Group Centre, 288 Hennessy Road, Wai Chai, Hong Kong. The monthly rent payment is approximately $1,576 (HK$12,233) and the term of the lease expires on May 31, 2006.

Item 3. LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Market Price

Our common stock is quoted on the OTC Bulletin Board under the symbol "CAGC.OB." The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low quotations for the first quarter of 2004 and second quarter of 2005 have been adjusted for the above mentioned 1-for-5.6 reverse stock split and 1-for-1.14 forward stock split, respectively.

	High	Low

1st Quarter of 2006	$3.55	$3.00

Year Ended December 31, 2005
1st Quarter	$18.42	$0.09
2nd Quarter	$3.60	$1.67
3rd Quarter	$4.50	$2.05
4th Quarter	$4.30	$2.40

Year Ending December 31, 2004
1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.04	$0.04
4th Quarter	$21.93	$0.04

On April 11, 2006, the closing price of our common stock on the OTCBB was $3.50.

Holders

As of April 3, 2006, we had approximately 975 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

W have never declared or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Transfer Agent

The Transfer Agent and Registrar for our common stock is Securities Transfer Corporation and its telephone number is (469) 633-0101.

Recent Sales of Unregistered Securities

On May 25, 2004, we issued 714,285 shares of our common stock to Halter Financial Group, Inc. at the price of $0.28 per share for gross proceeds of $200,000. The issuance of our shares to these individuals was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and regulation D promulgated thereunder.

On February 3, 2005, we issued 10,606,158 shares of our common stock to Stockholders of Tailong. No underwriter participated in the transaction. The shares were offered and sold in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) and Regulation S thereunder.

On February 3, 2005, we sold 590,283 shares of our common stock at a price of $1.6941 per share to two accredited investors, Chinamerica Fund, LLP and Gary Evans, for a total of $1,000,000 pursuant to a stock purchase agreement. The issuance of our shares to these investors was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and regulation D promulgated thereunder.

On June 13, 2005, we sold 235,516 shares of our common stock at a price of $1.4861 per share to two accredited investors, Chinamerica Fund, LLP and Steven Taylor, for a total of $350,000. The issuance of our shares to these investors was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and regulation D promulgated thereunder.

On January 13, 2006, we sold 4,800,000 shares of our common stock at a price of $2.50 per share to twenty-two accredited investors for a total of $12,000,000. The issuance of our shares to these investors was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and regulation D promulgated thereunder. . In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are Accredited Investors (as defined in Regulation D) based upon management's inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Regulation S promulgated under the Securities Act in issuing securities, our reliance was based upon the following factors (a) each subscriber was neither a U.S. person nor acquiring the shares for the account or benefit of any U.S. person, (b) each subscriber agreed not to offer or sell the shares (including any pre-arrangement for a purchase by a U.S. person or other person in the United States) directly or indirectly, in the United States or to any natural person who is a resident of the United States or to any other U.S. person as defined in Regulation S unless registered under the Securities Act and all applicable state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available, (c)

each subscriber made his, her or its subscription from the subscriber's residence or offices at an address outside of the United States and (d) each subscriber or the subscriber's advisor has such knowledge and experience in financial and business matters that the subscriber is capable of evaluating the merits and risks of, and protecting his interests in connection with an investment in us.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

General

We had no operations during the period from 1986 through February 2005. On February 3, 2005, we completed a reverse acquisition transaction with Tailong in which we acquired all of the issued and outstanding securities of Tailong from the stockholders of Tailong in exchange for 10,606,158 shares of our common stock. We are located in Beijing, China and conduct our business though our subsidiary Tailong and its subsidiary, Pacific Dragon. We manufacture and sell organic liquid compound fertilizers. Our products are primarily marketed and sold to farmers in 12 provinces of China. In 2005, we had an approximate annual production capacity of 5,000 metric tons of organic liquid compound fertilizers.

Our revenues are derived primarily from the sale of our organic liquid compound fertilizer products to our customers.

Industry Wide Factors that are Relevant to Our Business

The fertilizer industry in China is in the process of rapid and continuous development. China is the largest producer, importer and consumer of fertilizers in the world. In 2004, the total consumption of fertilizers in China amounted to approximately 46.4 million tons, an increase of 11.8% from 2000. The demand for fertilizers has steadily increased. The total consumption of fertilizers is expected to increase to 51 million tons by 2010 and 56 millions by 2020. We believe this trend will impact favorably on the demand for our products, and this will result in growth in sales of fertilizers and increased revenue for us.

Another trend that affects our industry is the growing demand for compound fertilizers. The percentage of compound fertilizer consumption to the total fertilizer consumption in China rose from 2% in 1980 to 26% in 2004. We believe our revenue will grow as a result of the continuing increase of the demand of compound fertilizers.

The Chinese government strongly encourages the development of the agriculture industry and encourages companies in the agriculture sector to become bigger and build name recognition. We plan to utilize the policy support to expand our operations in various parts of China and to improve our name recognition in the market.

Our industry faces increasing competition. See "Business – Our Competition." The increased level of competition puts pressure on the sales prices of our products, which may result in lower margin for us.

Results of operations

The following table summarizes the results of our operations during the fiscal years ended December 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the 2004 fiscal period to the 2005 fiscal period:

All amounts, other than percentages, in millions of U.S. dollars

			Increase	% Increase
Item	12/31/05	12/31/04	(Decrease)	(% Decrease)
Sales Revenue	25.3	15.8	9.4	60%
Costs of Goods Sold	(12.8)	(8.2)	4.6	56%
Selling Expenses	(2.4)	(1.4)	1.0	64%
Operating and
Administrative
Expenses	(2.6)	(0.5)	2.1	409%
Income from
Operations	7.5	5.7	1.8	32%
Other income
(expenses)	0	0	0	0
Income tax	(3.2)	(2.0)	1.2	60%
Minority interest	(0.6)	0	0.6	100%
Net income	3.68	3.75	(0.07)	(2%)

Sales Revenue

Our sales revenue in fiscal year 2005 was $25,335,316, which is approximately $9,485,272 or 60% more than that of fiscal year 2004, where we had revenue of $15,850,044. The increase in sales revenue is primarily the result of the expansion of our distribution network from northern China to southern China and the increase of our advertising activities. In 2005, sales to new customers amounted to approximately $2.2 million, representing 9% of the total revenue. In the meantime, we have also recorded increased sales to our existing customers. We plan to continue our efforts in expanding the markets for our products and we anticipate that our sales revenue will continue to grow.

Costs of Goods Sold

Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead expenses, were $12,848,958 for the year ended December 31, 2005, a increase of $4,695,495 or 56%, as compared to $8,153,463 for the year ended December 31, 2004. The proportions of cost of sales to total revenues are 50.72% and 51.44% for the years of 2005 and 2004, respectively, a decrease of approximately 1%. The main reason for this decrease is an improvement in cost control measures.

Selling expenses

Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $2,372,151 in 2005, as compared to $1,443,943 in 2004, an increase of $925,208 or approximately 64%. We believe the increases in selling expenses were generally in line with the increase of sales revenue.

Operating and administrative expenses

Our general and administrative expenses, which consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, were $2,633,522 in 2005, as compared to $517,831 in 2004, an increase of $2,115,691 or approximately 409%. The increase was mainly attributable to a one-time merger cost of $1,748,675, consisting of financial advisory fee, attorneys fees and other costs in connection with the reverse acquisition of Tailong in February 2005. The increase is also attributable to an increase of $102,637 traveling expenses and an expense of $136,275 incurred by Tailong which had minimal operation before its acquisition of Pacific Dragon in October 2004. The traveling expenses increased because of our expanded marketing efforts.

Environmental Laws Compliance Costs

We incurred no cost for environmental compliance in fiscal years 2005 and 2004.

Income From Operations

Income from operations was $7,480,685 in 2005, as compared to $5,734,807 in 2004, an increase of $1,745,878 or approximately 32%. The increase was mainly attributable to the increased sales revenue.

Other income (expenses)

As we do not have any outstanding bank or other interest-bearing borrowings, our financial expenses were approximately $160 and $115 in 2005 and 2004, respectively.

Income taxes

Our Chinese subsidiaries are taxed at a rate of 33% of assessable profit. We incurred income taxes of $3,173,533 in 2005. This is an increase of $1,191,281or 60% from the taxes we incurred in 2004, which were $1,982,252. We paid more taxes in 2005 mostly because of higher income in 2005 compared to 2004.

Minority interest

Our financial statements in 2005 reflect an adjustment to our consolidated group net income equal to $631,113, reflecting the 10% ownership of Pacific Dragon held by Yinlong. No minority interest was recorded in 2004.

On June 8, 2004, Tailong and the three owners of Pacific Dragon entered into a Capital Transfer Agreement whereby Tailong acquired 90% of the equity interest in Pacific Dragon. Before such acquisition, Pacific Dragon had effectively been controlled by Yinlong which was owned by the same stockholders as Tailong. As such, Tailong and Pacific Dragon were under common control. On such basis, the financial statements for the year ended December 31, 2004 are prepared by combining the accounts of Tailong and Pacific Dragon in a manner similar to the pooling of interest and no minority interest was recorded.

In the financial statements for the year ended December 31, 2005, a minority interest was recorded because on February 3, 2005, China Agritech, a public company with numerous shareholders, acquired 100% of Tailong. As a result of such reverse acquisition, Yinlong, the 10% owner of Pacific Dragon, is no longer owned by the same stockholders as Tailong.

Net Income

We earned net income of $3,675,879 in fiscal year of 2005. This is a decrease of $77,494 or approximately 2% from fiscal year 2004 which had a net income of $3,753,373. The decrease of our net income in 2005 was mainly attributable to the one-time merger cost of $1,748,675.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $228,566 in fiscal year 2005 as compared with no foreign currency translation gain in fiscal year 2004. In July 21, 2005, China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating Renminbi into U.S. dollar in our financial statements for fiscal year 2005, the exchange rates of 0.124 and 0.122 were implemented in calculating the total assets/liabilities and statement of income, respectively, which results in a $228,566 increase in the foreign currency translation gain from $0 in the fiscal year of 2004.

Liquidity and capital resources

As of December 31, 2005, we had cash and cash equivalents of $255,831. Our current assets were $11,581,159 and our current liabilities were $1,350,444 as of December 31 2005, which results in a current ratio of approximately 8.6. Our total stockholders' equity as of December 31, 2005 was $10,057,951.

We had no bank loans or other interest bearing borrowings as of December 31, 2005.

In fiscal year 2005, we raised a total of $1,350,000 from the sale of 590,283 (before the 1-for-1.14 forward stock split) and 235,516 (after the 1-for-1.14 forward stock split) shares of our common stock through private placement transactions. The proceeds from these private placement transactions were initially placed in an escrow account and are to be released upon the satisfaction of the conditions set out in certain Escrow Agreement we entered into pursuant to the stock purchase agreements with the private placement investors. As of December 31, 2005, $1,000,000 of the proceeds was released from the escrow account, the remaining $350,000 is held in escrow account for the purpose of disbursing expenses as set forth in the escrow agreements.

On January 13, 2006, we further sold 4,800,000 shares of our common stock to 22 investors for a total of $12,000,000. The shares were offered and sold to investors in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 thereunder.

We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of December 31, 2005, we did not have any material commitments for capital expenditures.

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:
  Use of Estimates: the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

  Accounts Receivable: our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We had accounts receivable of $8,525,185, net of allowance of $164,739 as of December 31, 2005.

  Advances to suppliers: we permit advances to certain vendors for purchase of our material. The advances to suppliers amounted to $2,076,252 as of December 31, 2005.

  Inventories: Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value. The management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

  Impairment: we apply the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the years ended

December 31, 2005 and 2004.

  Revenue Recognition: our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Our revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered. All of our products that are sold in the PRC are subject to a Chinese value-added tax at a predetermined rate of 6% of the gross sales price. The total VAT paid for the year ended December 31, 2005 and 2004 were $1,532,000 and $951,000, respectively.

  Foreign currency translation: we use the United States dollar ("U.S. dollars") for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, we translate the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of our Company is Chinese Renminbi

In particular, Renminbi ("RMB"), the PRC's official currency, is the functional currency of our operating subsidiary Pacific Dragon. Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.28: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of (0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The rates used to translate Pacific Dragon's assets and liabilities at December 31, 2005 and its statement of income are RMB1:US$0.124 and RMB1:US$0.122, respectively. No representation is made that RMB amounts have been, or could be, converted into US$ at these rates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2005 and 2004.

Seasonality

We may experience seasonal variations in our future revenues and our operating costs due to seasonality, however, we do not believe that these variations will be material.

Item 7. FINANCIAL STATEMENTS.

See the index to our financial statements and our financial statements following the Signature Page and Certifications at the end of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our President, Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience During at least the last five years. The directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the board's discretion.

Name	Age	Position

Yu Chang	49	Chief Executive Officer, President, Secretary and Director
Xiaorong Teng	35	Vice President of Sales and Director
Tao Liang	42	Director
Tak Shing Eddie Wong	41	Vice President of Sales
Tik Man Tsoi	48	Vice President of Administration
Li Jun Peng	63	Chief Financial Officer and Controller

Yu Chang: Mr. Chang has been our CEO, President, Secretary and director since February 3, 2005. Since 1994, Mr. Chang has been serving as the chairman of the Board of Directors of Pacific Dragon and Tailong. He has also served as the Chairman of Board of Directors of Yinlong since 1993. Mr. Chang currently spends approximately 10% of his time on the affairs of Yinlong. Mr. Chang graduated from the Heilongjiang Forestry Cadre Management Institute. Mr. Chang graduated from the Heilongjiang Forestry Cadre Management Institute.

Xiaorong Teng: Ms. Teng has served as our Vice President of Sales since February 3, 2005 and our director since June 2005. Ms. Teng has served as a director of Pacific Dragon since 2000. She has also served as a director of Tailong since its inception in 2003. Ms. Teng worked for Yinlong from 1994 to 2000 as the General Manager. She worked for Harbin Post & Telecommunication Bureau from 1992 to 1994.

Tao Liang: Mr. Liang has served as our director since June, 2005. Mr. Liang has also served as the Vice General Manager of Pacific Dragon since 2000. Mr. Liang has served as the Vice General Manager of Yinlong from 1997 to the end of 1999. From 1993 to 1996, Mr. Liang served as the General Manager of Tainan Food Processing Factory in Harbin, China. From 1989 to 1992, Mr. Liang served as the Vice General Manager of Taibao Company in Harbin China. Mr. Liang graduated from Renwen Correspondence University.

Tak Shing Eddie Wong: Mr. Wong has been our Vice President of Sales since February 3, 2005. Mr. Wong has served as a director of Tailong since 2004. He worked for Lim Li Fung Group-HK, a financial services company, as a senior consultant from 1999 to 2004.

Tik Man Tsoi: Mr. Tsoi has been our Vice President of Administration since February 3, 2005. He served as director of Heng An Tong Tai Investment Holding Co. Ltd., a financial services company, from 1999 to 2005.

Li Jun Peng: Ms. Peng has been our Chief Financial Officer and Controller since February 3, 2005. Ms. Peng has been working for Pacific Dragon and later Tailong as the Chief Accountant since August 1997. Ms. Peng graduated from Harbin Institute of Technology in 1968.

Board Composition and Committees

The board of directors is currently composed of three members: Yu Chang, Xiaorong Teng and Tao Liang. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Committees and Board Meetings

We do not have a standing audit, nominating or compensation committee or any committee performing a similar function although we intend to form such committees in the near future.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Yu Chang, Xiaorong Teng and Tao Liang, handles the functions that would otherwise be handled by an audit committee. We are in the process of searching for a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. Before retaining any such expert, our board would make a determination as to whether such person is independent.

Director Compensation

No cash compensation was paid to our director for services as a director during the fiscal year ended December 31, 2005. We have no standard arrangement pursuant to which our board of directors is compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than those services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

On April 12, 2006, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions are subject to. Currently Mr. Yu Chang, and Ms. Li Jun Peng are our only officers subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Chang serves as a director and since he is a controlling stockholder he is largely responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics. A copy of the code of ethics appears as an exhibit to this annual report.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our shares of common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors and greater-than-10% holders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended December 31, 2005, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

		Number of	Failure to File
Name	Number of	Transactions Not	Requested
	Late Reports	Reported on a	Forms
		Timely Basis
China Tailong	1(1)	1(1)	0
Group
Limited
Yu Chang	1(1)	1(1)	0
Tsoi Tik Man	1(1)	1(1)	0
Lijun Peng	1(1)	1(1)	0
Tak Shine Eddie	1(1)	1(1)	0
Wong
Xiaorong Teng	1(1)	1(1)	0

(1) The named officer, director or greater-than-10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

Item 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
						Securities
						Under-lying		All
Name					Restricted	Options/		Other
And Principal					Stock	SARs	LTIP	Compen-
Position		Salary	Bonus		Awards	(#)	Payouts	Sation
	Year	($)	($)		($)		($)	($)

Timothy Halter	2005	0	0	0	0	0	0		$0
(1)	2004	0	0	0	0	0	0		$0
CEO, President,	2003	0	0	0	0	0	0		$(3)
CFO and
Secretary

Yu Chang (2)	2005	$15,000	0	0	0	0	0		$0
CEO, President		(4)
and Secretary	2004	0	0	0	0	0	0		$0
	2003	0	0	0	0	0	0		$0

(1) Mr. Halter served as our CEO, President, CFO and Secretary until February 3, 2005.
(2) Mr. Chang is our current CEO, President and Secretary.
(3) Mr. Halter received a warrant to purchase 89,285 shares of our common stock in 2004 in connection with his services provided to us. This warrant was exercised in 2004.
(4) RMB 120,000.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. We do not have a compensation committee; all decisions regarding compensation are determined by our Board of Directors.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Employment Contracts

On January 6, 2005, our subsidiary Pacific Dragon entered into an employment agreement with Mr. Yu Chang pursuant to which Mr. Chang was hired as the General Manager of Pacific Dragon. Such agreement has a three year term and is renewable upon mutual agreements between the parties. Pursuant to the agreement, Mr. Chang's annual salary will be determined based on his performance, but shall in no event be less than approximately $14,458 (RMB120,000).

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of April 11, 2006 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise stated, the address of all persons in the table is c/o China Agritech, Inc., A# Room 0706-0707, The Spaces International Center, No. 8 Dongdaqiao Road, Chaoyang District, Beijing, China 100020.

Title of Class			Amount & Nature of
	Name & Address of		Beneficial	Percent of
	Beneficial Owner	Office, If Any	Ownership[1]	Class[2]
		CEO, President,	10,881,918 [3]	56.84%
Common Stock		Secretary and
$0.001 par value	Yu Chang	Director

		Vice President	604,552	3.16%
Common Stock	Xiaorong Teng	of Sales and
$0.001 par value		Director

Common Stock	Tak Shing Eddie Wong	Vice President	0	*
$0.001 par value		of Sale

Common Stock	China Tailong Group Limited		10,881,918 [4]	56.84%
$0.001 par value

	Halter Financial Group, Inc.		861,012 [5]	4.50%
Common Stock	Address: 12890 Hilltop Road
$0.001 par value	Argyle, Texas 76226

Common Stock	Tao Liang [6]	Director	459,447	2.40%
$0.001 par value

Common Stock	Lijun Peng	CFO and	0	*
$0.001 par value		Controller

		Vice President	0	*
Common Stock	Tik Man Tsoi[7]	of
$0.001 par value		Administration

Common Stock	All officers and directors as a group		11,945,917	62.4%
$0.001 par value	(6 persons named above)

* Less than 1%.

1 Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common

2 A total of 19,143,615 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3 Including 9,188,935 shares of our common stock held by China Tailong Group Limited of which Mr. Chang has 65% ownership.

4 Including 1,692,983 shares of our common stock held by Mr. Yu Chang who has 65% ownership of China Tailong

Group Limited.

5 Including 101,785 shares of our common stock held by Timothy P. Halter, the sole officer and director of Halter Financial Group, Inc.

6 Mr. Liang is a 5% owner of China Tailong Group Limited.

7 Mr. Tsoi is a 30% owner of China Tailong Group Limited.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 2004, our subsidiary Pacific Dragon entered into a lease agreement with Yinlong pursuant to which Pacific Dragon leases certain factory and office premises from Yinlong. The current annual rental payment is approximately $450,000 (RMB3,600,000). Our CEO, President, Secretary and Director Yu Chang and our Vice President and director Xiaorong Teng, is the 85% and 15% owner of Yinlong, respectively.

On January 6, 2005, our subsidiary Pacific Dragon entered into a license agreement with Mr. Yu Chang, our CEO, President, Secretary and Director. Under this license agreement, Mr. Chang granted an exclusive license to Pacific Dragon for the use of know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. On December 3, 2005, Mr. Chang and Pacific Dragon entered into another license agreement pursuant to which the term of the license was extended to a permanent license.

Item 13. EXHIBITS.

The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated July 1, 2004 by and between Basic Empire
Corporation, a Nevada Corporation and Basic Empire Corporation, a Delaware corporation
(incorporated by reference to Exhibit 10.2 in the registrant's annual report on Form
10-KSB filed on April 15, 2005)

2.2	Agreement and Plan of Reorganization, dated as of December 25, 2004, as amended, by and among the Registrant, China Tailong Holdings Company Limited and its stockholders
(incorporated by reference to Exhibit 2.1 in the registrant's current report on Form 8-K filed on February 3, 2005, as amended)

3.1.1	Amended and Restated Certificates of Incorporation as filed with the Secretary of the State of Delaware (incorporated by reference to Exhibit 3.1 in the registrant's registration statement on Form SB-2 filed on July 22, 2005, as amended)

3.1.2	Articles of Association of China Tailong Holdings Company Limited (incorporated by reference to Exhibit 4.2 in the registrant's current report on Form 8-K filed on February 3,
2005, as amended)

3.1.3	Articles of Association of Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to
Exhibit 4.3 in the registrant's current report on Form 8-K filed on February 3, 2005, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 in the registrant's registration statement on Form SB-2 filed on July 22, 2005, as amended)

10.1	Form of Subscription Agreement, dated May 25, 2004 (incorporated by reference to
Exhibit 10.1 in the registrant's current report on Form 8-K filed on May 27, 2004)

10.2	Form of Warrant, dated May 26, 2004 (incorporated by reference to Exhibit 4.2 in the registrant's registration statement on Form S-8 filed on October 25, 2004)

10.3	Joint Venture Contract of Sino-foreign Contractual Joint Venture Pacific Dragon, dated
June 9, 2004 (incorporated by reference to Exhibit 10.8 in the registrant's registration statement on Form SB-2 filed on July 22, 2005, as amended)

10.4	Transfer of Capital Contribution and Profit Agreement, dated June 8, 2004, by and among
China Tailong Holdings Limited, Yinlong Industrial Co. Ltd., Beijing Taiming Applied
Technology Institute and Cathay-Pacific Enterprises Ltd. (incorporated by reference to
Exhibit 4.1 in the registrant's current report on Form 8-K filed on February 3, 2005, as amended)

10.5	Escrow Agreement, dated January 25, 2005, by and among the registrant, Chinamerica
Fund, LLP, Gary Evans, and the Securities Transfer Corporation (incorporated by reference to Exhibit 10.2 in the registrant's registration statement on Form SB-2 filed on July 22,
2005, as amended)

10.6	Escrow Agreement, dated January 10, 2006, by and among the registrant, Securities
Transfer Corporation and the investors (incorporated by reference to Exhibit 10.2 in the registrant's current report on Form 8-K filed on January 10, 2006)

10.7	Escrow Agreement, dated January 11, 2006, by and among the registrant, Securities
Transfer Corporation and the investors (incorporated by reference to Exhibit 10.3 in the registrant's current report on Form 8-K filed on January 10, 2006)

10.8	Stock Purchase Agreement, dated February 3, 2005, by and among the Registrant,
Chinamerica Fund, LLP and Gary Evans (incorporated by reference to Exhibit 10.1 in the registrant's current report on Form 8-K filed on February 3, 2005, as amended)

10.9	Stock Purchase Agreement, dated June 13, 2005, by and among the registrant, Chinamerica
Fund, LLP and Steven S. Taylor, Jr. (incorporated by reference to Exhibit 10.9 in the registrant's registration statement on Form SB-2 filed on July 22, 2005, as amended)

10.10	Stock Purchase Agreement, dated Jan 13, 2006, by and among the registrant and the investors (incorporated by reference to Exhibit 10.1 in the registrant's current report on
Form 8-K filed on January 10, 2006)

10.11	Lease Agreement, dated December 30, 2003, between Pacific Dragon Fertilizers Co. Ltd.
and Yinlong Industrial Co. Ltd. (incorporated by reference to Exhibit 10.6 in the registrant's registration statement on Form SB-2 filed on July 22, 2005, as amended)

10.12	Amendment to the Lease Agreement, dated June 28, 2005, by and between Pacific Dragon
Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd.

10.13	Lease Agreement, dated May 31, 2004, by and between China Tailong Holdings Company
Limited and Upgrade International Trading Co. Ltd.

10.14	Lease Agreement, dated May 15, 2005, by and between China Tailong Holdings Company
Limited and Beijing Guangxin Long'An Real Estate Brokerage Co., Ltd.

10.15	License Agreement, dated January 6, 2005, by and between Yu Chang and Pacific Dragon

Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.4 in the registrant's registration statement on Form SB-2 filed on July 22, 2005, as amended)

10.16	Permanent License Agreement, dated December 3, 2005, by and between Yu Chang and
Pacific Dragon Fertilizers Co. Ltd.

10.17	Employment Agreement between Yu Chang and Pacific Dragon Fertilizers Co. Ltd.
(incorporated by reference to Exhibit 10.5 in the registrant's registration statement on Form
SB-2 filed on July 22, 2005, as amended)

10.18	Financial Advisory Agreement, dated November 17, 2004, by and between China
Tailong Holdings Company Limited and HFG International Limited (incorporated by reference to Exhibit 10.1 in the registrant's quarterly report on Form 10-QSB filed on June
13, 2005)

14	Code of ethics

31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32	Section 1350 Certifications

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal year ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $227,688 and $81,311, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately $1,100 (RMB 86,400) and $1,000 (RMB 79,200), respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

On March 5, 2005, our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2005 and the quarterly reviews for the subsequent fiscal quarters of 2006 through the review for the quarter ended September 30, 2006 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Lijun Peng to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 14, 2006

CHINA AGRITECH, INC.

By: /s/ Yu Chang
Yu Chang
Chief Executive Officer,
President and Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yu Chang		April 14, 2006
Yu Chang	CEO, President, Secretary and
Director

/s/ Lijun Peng	CFO and Controller	April 14, 2006
Lijun Peng

CHINA AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2005

CHINA AGRITECH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet
F-2
Consolidated Statements of Operations	F-3

Consolidated Statements of Changes in Stockholders' Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 – 15

F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of China Agritech, Inc. & subsidiaries

We have audited the accompanying consolidated balance sheet of China Agritech, Inc. and subsidiaries (the "Company") as of December 31, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2005 and December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 10, 2006

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

ASSETS

Current Assets
Cash and cash equivalents	$255,831
Restricted cash	275,000
Accounts receivable, net	8,525,185
Inventories	72,827
Advances to suppliers	2,076,252
Prepayments and other receivables	376,064

Total Current Assets	11,581,159

Property, plant and equipment, net	1,065,146

Total Assets	$12,646,305

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$115,024
Accrued liabilities and other payables	616,363
Amount due to related parties	56,702
Income tax payable	562,355

Total Current Liabilities	1,350,444

Minority Interests	1,237,910

Commitments

Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000 shares authorized, 14,343,615
shares issued and outstanding	14,344
Additional paid-in capital	1,547,741
Statutory reserves	1,731,067
Accumulated other comprehensive income	228,566
Retained earnings	6,536,233

Total Stockholders' Equity	10,057,951

Total Liabilities and Stockholders' Equity	$12,646,305

The accompanying notes are an integral part of these consolidated financial statements

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2 0 0 5	2 0 0 4

Sales	$25,335,316	$15,850,044

Cost of goods sold	(12,848,958)	(8,153,463)

Gross profit	12,486,358	7,696,581

Operating expenses
Selling expenses	(2,372,151)	(1,443,943)
Operating and administrative expenses	(2,633,522)	(517,831)

Total operating expenses	(5,005,673)	(1,961,774)

Income from operations	7,480,685	5,734,807

Other income (expense)
Other income	-	933
Interest expense	(160)	(115)

Total other income (expense)	(160)	818

Income before income taxes	7,480,525	5,735,625

Provision for income taxes	(3,173,533)	(1,982,252)

Income before minority interests	4,306,992	3,753,373

Minority interests	(631,113)	-

Net income	3,675,879	3,753,373

Other comprehensive income
Foreign currency translation gain	228,566	-

Comprehensive income	$3,904,445	$3,753,373

Basic & diluted weighted average shares outstanding	13,945,937	13,435,143

Basic and diluted net earnings per share	$0.26	$0.28

The accompanying notes are an integral part of these consolidated financial statements

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common stock
				Additional		Other
			Partners'	paid-in	Statutory	comprehensive	Retained
	Shares	Amount	capital	capital	reserves	income	earnings	Total

Balance at
January 1, 2004	241,833	$ 242	$ 450,575	$ (241)	-	$ 21,714	$ 4,463,150	$ 4,935,440

Stock issued for
cash	11,849,796	11,850	-	(11,838)	-	-	-	12

Changes due to
merger between
entities under
common control	-	-	(450,575)	276,131	-	797	-	(173,647)

Net income for
the year	-	-	-		-	-	3,753,373	3,753,373

Dividend paid
during the year	-	-	-	-	-	-	(3,137,297)	(3,137,297)

Transfer to
statutory reserves	-	-	-	-	870,531	-	(870,531)	-

Balance at
December 31,
2004	12,091,629	12,092	-	264,052	870,531	22,511	4,208,695	5,377,881

Recapitalization
on reverse
acquisition	1,343,514	1,344	-	(1,344)	-	-	-	-

Stock issued for
cash	908,472	908	-	1,349,092	-	-	-	1,350,000

Reclassification
and adjustment to
minority interest	-	-	-	(64,059)	(89,895)	(49,207)	(397,910)	(601,071)

Foreign currency
translation	-	-	-	-	-	255,262	-	255,262

Net income for
the year	-	-	-	-	-	-	3,675,879	3,675,879

Transfer to
statutory reserves	-	-	-	-	950,431	-	(950,431)	-

Balance at
December 31,
2005	14,343,615	$ 14,344	$ -	$ 1,547,741	$ 1,731,067	$ 228,566	$ 6,536,233	$ 10,057,951

The accompanying notes are an integral part of these consolidated financial statements

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2 0 0 5	2 0 0 4
Cash flows from operating activities
Net income	$3,675,879	$3,753,373
Adjustment to reconcile net income to net cash provided by
operating activities:
Minority interest	631,113	-
Depreciation	102,901	103,679
Loss on disposal of fixed assets	-	36,141
Delivery charges	-	(387)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(2,759,236)	(3,581,853)
Other receivable	(65,730)	103,886
Inventories	487,630	431,537
Advances to suppliers	(1,914,346)	-
Prepayments	100,289	232,500
Other assets	(226,162)	-
(Decrease) increase in:
Accounts payable	(281,234)	127,299
Accrued liabilities and other payables	280,280	(23,712)
Taxes payable	131,998	(50,489)

Net cash provided by operating activities	163,382	1,131,974

Cash flows from investing activities
Purchase of property, plant and equipment	(8,238)	(11,789)
Restricted Cash	(275,000)	-
Proceeds from disposal of fixed assets	-	205

Net cash used in investing activities	(283,238)	(11,584)

Cash flows from financing activities
Repayment of installment loan	-	(9,639)
Payments to and advances from related parties	(1,026,846)	1,511,579
Issuance of stock for cash	1,350,000	12
Dividend paid	-	(3,137,297)

Net cash provided by (used in) financing activities	323,154	(1,635,345)

Effect of exchange rate change on cash and cash equivalents	14,468	-

Net increase in cash and cash equivalents	203,298	27,464

Cash and cash equivalents, beginning of year	38,065	10,601

Cash and cash equivalents, end of year	$255,831	$38,065

Supplemental disclosure information
Interest expense paid	$160	$115
Income taxes paid	$3,043,223	$2,066,497

The accompanying notes are an integral part of these consolidated financial statements

CHINA AGRITECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the acquisition of Tailong, the Company became a fertilizer manufacturer and conducts operations in the People's Republic of China (the "PRC") through its wholly-owned subsidiary, Tailong and Tailong's 90% owned subsidiary, Pacific Dragon Fertilizers Co. Ltd. ("Pacific Dragon").

Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducts Tailong's only business operation. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Associations provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in 11 provinces of China. Pacific Dragon conducts ongoing research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. The principal researchers in Pacific Dragon are Liu Shuhua and Liu Kangde. The annual expense on research and development is around RMB300,000 to 500,000 (approximately $36,276 to $60,460). As of December 31, 2005, we have an approximate annual production capacity of 5000 metric tons ("MT") for organic liquid compound fertilizers. Our major products include "LvLingBao II", LvLingBao III" and "Tailong I".

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tailong, and its 90% owned subsidiary, Pacific Dragon (collectively "the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

b.   Use of Estimates

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

c.   Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

d.   Accounts Receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $8,525,185, net of allowance of $164,739 as of December 31, 2005.

e.   Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $2,076,252 as of December 31, 2005.

f.   Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value. The management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

g.   Property , plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 10 years for plant and machinery; 5 to 7 years for office equipment; and 3 to

5 years for motor vehicles.

h.   Impairment

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the years ended December 31, 2005 and 2004.

i.   Revenue Recognition

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

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). , No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a predetermined rate of 6% of the gross sales price. The total VAT paid for the year ended December 31, 2005 and 2004 were $1,532,000 and $951,000, respectively.

j.   Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2005 and 2004 were $428,040 and $246,840, respectively.

k.   Income Taxes

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

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

l.   Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi

In particular, Renminbi ("RMB"), the PRC's official currency, is the functional currency of Pacific Dragon. Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.28: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of }0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The rates used to translate Pacific Dragon's assets and liabilities at December 31, 2005 and its statement of income are RMB1:US$0.124 and RMB1:US$0.122, respectively. No representation is made that RMB amounts have been, or could be, converted into US$ at these rates.

m.   Fair values of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payable, tax payable, and related party advances and borrowings.

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

n.   Earning per share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is not presented as the Company has no potential dilutive shares outstanding.

A stock dividend or split is accounted for retrospectively by considering it outstanding for the entirety of each period presented.

o.   Segment Reporting

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

SFAS No. 131 has no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment – manufacture and marketing of fertilizers in China.

p.   Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

q.   Recent Accounting Pronouncements

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

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

In June 2005, the FASB ratified the EITF consensus to amend EITF No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights". The EITF agreed to amend the Protective Rights section of this consensus, as well as Example of Exhibit 96-16A, to be consistent with the consensus reached in Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similarly Entity When the Limited Partners Have Certain Rights." The provisions of this amendment should be applied prospectively to new investments and to investment agreements that are modified after June 29, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

3.   RESTRICTED CASH

Proceeds amounting $1,350,000 from the issuance of shares during the year were deposited in an escrow account. Upon filing of the registration statement covering the shares issued, the purchase price was to be released from escrow. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds was kept in a trust account for certain corporate communication program. At December 31, 2005, the Company had $275,000 in this account for the corporate communication program.

4.   CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable at December 31, 2005. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2005, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended December 31, 2005 and 2004, all of the Company's sales arose in the PRC. In addition, all accounts receivable as at December 2005 and 2004 also arose in the PRC.

5.   INVENTORIES

Inventories consist of the following as of December 31, 2005:

Raw materials	$18,980
Packing materials	18,968
Finished goods	34,879

$72,827

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2005:

Manufacturing machinery	$1,171,266
Leasehold improvements	1,471
Office equipment	84,155
Motor vehicles	142,095
1,398,987
Less: Accumulated depreciation	333,841

$1,065,146

Depreciation expense for the years ended December 31, 2005 and 2004 was $102,901 and $103,679, respectively.

7.   INSTALLMENT LOAN

The installment loan was obtained for the purpose of acquiring a motor vehicle and bears interest at an annual rate of 5.49%. The loan is repayable by 24 monthly installments from January 2003 to December 2004. Each installment is $803 plus interest on the outstanding principal. The installment loan was fully repaid in 2004.

8.   DUE TO RELATED PARTIES

The amount due to related parties is the advance from its CEO, which is unsecured, non-interest bearing and has no fixed repayment date. As of December 31, 2005, due to related parties amounted $56,702.

9.   INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company is subject to PRC Enterprise Income Tax at a rate of 33% on the net income.

The provision for taxes on earnings for the years 2005 and 2004 consisted of:

	2 0 0 5	2 0 0 4

Tax at statutory rate	34%	34%
Foreign tax rate difference	<1%>	<1%>

Net operating loss in other tax
jurisdiction for where no
benefit is realized	9%	2%
	42%	35%

No provision for deferred tax (benefit) has been made for the PRC tax jurisdiction as no significant deferred tax liabilities or assets existed as of either December 31, 2005 or 2004.

Net operating loss carryforward for the US and Hong Kong tax jurisdiction amounted to $1,360,000 and $ 644,000, respectively. A 100% valuation allowance has been recorded for the deferred tax asset of $575,000 due to the uncertainty of its realization. There were no other significant book and tax basis differences.

10. EARNINGS PER SHARE

Basic earnings per share for the years ended December 31, 2005 and 2004, were determined by dividing net income for the years by the weighted average number of common shares outstanding.

On March 2, 2005, the board of directors approved a forward stock split of 1.14 shares for each share. All per share data has been restarted retroactively.

11. RELATED PARTY TRANSACTIONS

On January 6, 2005, Pacific Dragon entered into a License Agreement with Mr. Chang Yu, director of the Company. Under this License Agreement, Mr. Chang Yu authorized Pacific Dragon to use the know-how in manufacturing organic liquid compound fertilizer owned by him for free until December 31, 2009.

The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with Harbin Yinlong Enterprise Co. Ltd. ("Yinlong"), the joint venture partners holding 10% equity interest in Pacific Dragon to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB1,200,000 (equivalent to $144,578). The tenancy agreement was revised by increasing the annual rent to RMB3, 600,000 (equivalent to $442,800) effective from July 1, 2005. During the year ended December 31, 2005, the Company paid RMB 2,400,000 (equivalent to $295,200) to Yinlong.

12. MINORITY INTEREST

The amount represents the minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, interest in Pacific Dragon, a 90% subsidiary.

13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

Pacific Dragon's operations are all carried out in the PRC. Accordingly, Pacific Dragon's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

Pacific Dragon's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Pacific Dragon's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

14. STOCKHOLDERS' EQUITY

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

On June 13, 2005, the Company entered into a stock purchase agreement for the sale of 235,516 shares of the Company's common stock for $1.4861 per share for a total of $350,000. Out of the amount of $350,000 received, $275,000 was held in escrow at December 31, 2005 for the purpose of disbursing expenses as set forth in the escrow agreement. The funds shall be released subject to the fulfillment of the conditions set out in the escrow agreement entered into by the Company pursuant to the stock purchase agreements.

15. STATUTORY RESERVES

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i) Making up cumulative prior years' losses, if any;

ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus in 2005. The amount included in the statutory reserves as of December 31, 2005 amounted to $1,169,455.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund in 2005. The amount included in the statutory reserves as of December 31, 2005 amounted to $561,612.

16. LEASE COMMITMENT

The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement for the lease of factory and office premises from Harbin Yin Long Co. Ltd., the minority shareholder of Pacific Dragon, for a period of ten years from January 1, 2004 to December 31, 2013. The related lease commitments for the next five years and thereafter are as follows:

Year 2006	$442,800
Year 2007	442,800
Year 2008	442,800
Year 2009	442,800
Year 2010	442,800
Year 2011 and thereafter	1,328,400

$3,542,400

17. COMMITMENT

In May 31, 2004, Tailong entered into a lease agreement for the office in Hong Kong. The term of the lease is 24 months with monthly payments of $1,565. Minimum annual rent payments for Tailong for next year is approximately $18,780.

18. EMPLOYMENT CONTRACTS

On January 6, 2005, Pacific Dragon entered into an employment agreement with Mr. Yu Chang pursuant to which Mr. Chang was hired as the General Manager of Pacific Dragon. Such agreement has a three year term and is renewable upon mutual agreements between the parties. Pursuant to the agreement, Mr. Chang's annual salary will be determined based on his performance, but shall in no event be less than approximately $14,458 (RMB120,000).

19. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the twelve months period ended December 31, 2005 presentation.

20. SUBSEQUENT EVENTS (UNAUDITED)

On January 13, 2006, the Company entered into a stock purchase agreement for the sale of 4,800,000 shares of the Company's common stock for $2.50 per share for a total of $12,000,000. The proceeds have been received in March, 2006.

EXHIBIT INDEX

Exhibit No.	Description
10.12	Amendment to the Lease Agreement, dated June 28, 2005, by and between Pacific Dragon
Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd.

10.13	Lease Agreement, dated May 31, 2004, by and between China Tailong Holdings Company
Limited and Upgrade International Trading Co., Ltd.

10.14	Lease Agreement, dated May 15, 2005, by and between China Tailong Holdings Company
Limited and Beijing Guangxin Long'An Real Estate Brokerage Co., Ltd.

10.16	Permanent License Agreement, dated December 3, 2005, by and between Yu Chang and
Pacific Dragon Fertilizers Co. Ltd.

14	Code of ethics

31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32	Section 1350 Certifications