Form 10QSB
period 2006-03-31
CHINA AGRITECH INC
filed 2006-05-22
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 0-49608

CHINA AGRITECH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2955368
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

A# Room 0706-0707, The Spaces International Center, No. 8 Dongdaqiao Road,
Chaoyang District, Beijing, China 100020
(Address of principal executive offices)

(86)10-58702123
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X           No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___         No    X

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2006 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,143,615

Transitional Small Business Disclosure Format (check one): Yes ____         No     X

ITEM 1. Financial Statements

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006
(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$9,460,307
Restricted cash	275,000
Accounts receivable, net	11,108,662
Inventories	615,739
Advances to suppliers	1,669,620
Prepayments and other receivables	1,757,854

Total Current Assets	24,887,182

Property, plant and equipment, net	1,221,645

Total Assets	$26,108,827

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,028,752
Accrued liabilities and other payables	538,025
Income taxes payable	929,400

Total Current Liabilities	2,496,177

Minority Interests	1,392,591

Commitments

Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000 shares authorized, 19,143,615 shares issued and outstanding	19,144
Additional paid-in capital	12,620,929
Statutory reserves	1,951,262
Accumulated other comprehensive income	298,358
Retained earnings	7,330,366

Total Stockholders' Equity	22,220,059

Total Liabilities and Stockholders' Equity	$26,108,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Net Sales	$5,685,397	$4,985,120

Cost of goods sold	(2,865,315)	(2,367,602)

Gross profit	2,820,082	2,617,518

Operating expenses
Selling expenses	(473,508)	(366,814)
Operating and administrative expenses	(411,465)	(1,158,337)

Total operating expenses	(884,973)	(1,525,151)

Income from operations	1,935,109	1,092,367

Other income (expense)	(6,110)	9
Finance costs	119	(3)

Total other income (expense)	(5,991)	6

Income before income taxes and minority interests	1,929,118	1,092,373

Provision for income taxes	(768,041)	(723,675)

Income before minority interests	1,161,077	368,698

Minority interests	(146,749)	(146,928)

Net income	1,014,328	221,770

Other comprehensive income
Foreign currency translation adjustment	74,292	-

Comprehensive income	$1,088,620	$221,770

Basic and diluted weighted average shares outstanding	18,503,615	12,158,466

Basic and diluted net earnings per share	0.05	0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2 0 0 6	2 0 0 5
Cash flows from operating activities
Net income	$1,014,328	$221,770
Adjustment to reconcile net income to net cash used in operating activities:
Minority interest	146,749	146,928
Depreciation	25,420	25,152
Changes in operating assets and liabilities:
(Increase) decrease in current assets
Due from shareholders	-	(233,461)
Due from a related party	-	(530)
Accounts receivable, net	(2,524,073)	(2,067,144)
Prepayment and other receivable	(1,385,464)	67,777
Inventories	(540,650)	401,860
Advances to suppliers	417,611	-
(Decrease) increase in:
Accounts payable	909,967	218,810
Accrued liabilities and other payables	(9,303)	768,522
Income tax payable	290,525	469,890
Due to shareholders	-	171,159
Due to related parties	-	(403,236)

Net cash used in operating activities	(1,654,890)	(212,503)

Cash flows from investing activities
Cash acquired from reverse acquisition of Tailong	-	38,065
Purchase of property, plant and equipment	(175,668)	(528)

Net cash used in investing activities	(175,668)	37,537

Cash flows from financing activities
Advance/repayment from/to related parties	(51,251)	-
Capital contributed	11,019,849	1,000,000

Net cash provided by financing activities	10,968,598	1,000,000

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Effect of exchange rate change on cash and cash equivalent	66,436	-

Net increase in cash and cash equivalents	9,138,040	825,034

Cash and cash equivalents at beginning of period	255,831	198,340

Cash and cash equivalents at end of period	$9,460,307	$1,023,374

Supplementary disclosures of cash flow information:
Interest expense paid	$12	$1
Income taxes paid	$565,712	$416,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

China Agritech, Inc. (the "Company" or "We") was originally incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. Throughout our existence we have changed our business model several times, and conducted no substantive business from 1986 until February 2005 as discussed below.

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

Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducts Tailong's only business operation. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Associations provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in 11 provinces of China. Pacific Dragon conducts ongoing research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. The principal researchers in Pacific Dragon are Liu Shuhua and Liu Kangde. The annual expense on research and development is around RMB300,000 to 500,000 (approximately $36,276 to $60,460). As March 31, 2005, we have an approximate annual production capacity of 5000 metric tons ("MT") for organic liquid compound fertilizers. Our major products include "LvLingBao II", LvLingBao III" and "Tailong I".

Prior to the acquisition of Tailong, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a nonoperating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition have been charged to expense.

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS (CONT’D)

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

d.     Accounts Receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $11,108,662, net of allowance of $165,802 as of March 31, 2006.

e.     Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $1,669,620 as of March 31, 2006.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

f.      Impairment

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the 3-month periods ended March 31, 2006 and 2005.

g.     Revenue Recognition

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

h.     Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the 3-month periods ended March 31, 2006 and 2005 were $164,289 and $81,926, respectively.

i.     Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi .

In particular, Renminbi ("RMB"), the PRC's official currency, is the functional currency of Pacific Dragon. Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.28: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The rates used to translate Pacific Dragon's assets and liabilities at March 31, 2006 and its statement of income are RMB1:US$0.12474 and RMB1:US$0.1242, respectively. No representation is made that RMB amounts have been, or could be, converted into US$ at these rates.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

j.     Fair values of financial instruments

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

k.     Earning per share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is not presented as the Company has no potential dilutive shares outstanding.

A stock dividend or split is accounted for retrospectively by considering it outstanding for the entirety of each period presented.

l.     Segment Reporting

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

m.     Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

n.     Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. At March 31, 2006 and December 31, 2005, there were no stock options outstanding nor were any issued during the three months ended March 31, 2006.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

o.     Recent Accounting Pronouncements

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

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

o.     Recent Accounting Pronouncements (cont’d)

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

3.     RESTRICTED CASH

Proceeds amounting $1,350,000 from the issuance of shares during the year were deposited in an escrow account. Upon filing of the registration statement covering the shares issued, the purchase price was to be released from escrow. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds was kept in a trust account for certain corporate communication program. At March 31, 2006, the Company had $275,000 in this account for the corporate communication program.

4.     INVENTORIES

Inventories consist of the following as of March 31, 2006:

Raw materials	$140,306
Packing materials	404,573
Finished goods	70,860
$615,739

5.     PREPAYMENTS AND OTHER RECEIVABLE

Prepayments and other receivable consist of the following as of March 31, 2006:

Deposit for establishment of a joint venture	$1,249,688
Advance to unrelated third party	252,812
Prepaid expenses and others for normal business purpose	255,354
$1,757,854

During the three month periods ended March 31, 2006, the Company paid RMB 9,687,500 (US $1,294,688) as an earnest money deposit for a potential investment, the terms of which are still being negotiated. The earnest money deposit was made under the terms of a nonbinding letter of intent, and fully refundable unless the failure to complete the investment is caused by the Company

Advance to unrelated third party is interest-free, unsecured and repaid in April 2006.

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of March 31, 2006:

Manufacturing machinery	$1,178,265
Leasehold improvements	57,496
Office equipment	68,270
Motor vehicles	278,944
1,582,975

Less: Accumulated depreciation	(361,330)

$1,221,645

Depreciation expense for the three month periods ended March 31, 2006 and 2005 was $25,420 and $25,152, respectively.

7.     INCOME TAXES

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

The Company is subject to PRC Enterprise Income Tax at a rate of 33% on the net income.

The provision for taxes on earnings for the 3-month periods March 31, 2006 and 2005 consisted of:

	2006	2005

Tax at statutory rate	34%	34%
Foreign tax rate difference	-1%	-1%
Non-deductible expenses	-	24%
Net operating loss in other tax jurisdiction for where no benefit is realized	7%	9%

	40%	66%

No provision for deferred tax (benefit) has been made for the PRC tax jurisdiction as no significant deferred tax liabilities or assets existed as of either March 31, 2006 or 2005.

Net operating loss carry forward for the US and Hong Kong tax jurisdiction amounted to $1,364,000 and $881,000, respectively. A 100% valuation allowance has been recorded for the deferred tax asset of $755,000 due to the uncertainty of its realization. There were no other significant book and tax basis differences.

8.     RELATED PARTY TRANSACTIONS

On January 6, 2005, Pacific Dragon entered into a License Agreement with Mr. Chang Yu, director of the Company. Under this License Agreement, Mr. Chang Yu authorized Pacific Dragon to use the know-how in manufacturing organic liquid compound fertilizer owned by him for free until December 31, 2009.

The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with Harbin Yinlong Enterprise Co. Ltd. ("Yinlong"), the joint venture partners holding 10% equity interest in Pacific Dragon to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB1,200,000 (equivalent to $144,578). The tenancy agreement was revised by increasing the annual rent to RMB3,600,000 (equivalent to $442,800) effective from July 1, 2005. During the period ended March 31, 2006, the Company paid RMB 1,800,000 (equivalent to $224,532) to Yinlong.

9.    MINORITY INTEREST

The amount represents the minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, interest in Pacific Dragon, a 90% subsidiary.

10.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

11.    COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

On January 13, 2006, the Company entered into a stock purchase agreement for the sale of 4,800,000 shares of the Company's common stock for $2.50 per share for a total of $12,000,000. The proceeds have been received in March, 2006. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital.

12.    STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus in 2005. The amount included in the statutory reserves for three month periods ended March 31, 2006 and 2005 amounted to $146,749 and $86,177, respectively.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund in 2005. The amount included in the statutory reserves for three month periods ended March 31, 2006 and 2005 amounted to $73,446 and 43,088, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB, including the following "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that are based on the beliefs of the China Agritech’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words "believe," "expect," "anticipate," "projects," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of this Form 10-QSB; and any statements of assumptions underlying any of the foregoing. Except as otherwise indicated by the context, references in this report to "China Agritech," "we," "us," or "our," are references to the combined business of China Agritech, Inc. and its wholly-owned subsidiary, China Tailong Holdings Company Limited, along with China Tailong Holdings Company Limited’s 90% owned subsidiary Pacific Dragon Fertilizers Co., Ltd. References to "Tailong" are references to China Tailong Holdings Company Limited and references to "Pacific Dragon" are references to Pacific Dragon Fertilizers Co. Ltd. References to "China" or "PRC" are references to "People’s Republic of China." References to "Security Act" are references to "Securities Act of 1933."

Overview

China Agritech is a holding company whose direct and indirect subsidiaries, primarily Tailong Holdings and its subsidiary, Pacific Dragon, manufacture and sell organic liquid compound fertilizers and related products which are made from the combination of organic elements, inorganic elements, microelements and other active and stimulative agents.

Our main products include "LvLingBao II," "LvLingBao III," "Tailong I" and other customized crop special fertilizers which are tailored to customers' specific requirements. Our products are promote photosynthesis, root system growth and transmission of nutrients to seeds; equilibrate absorption of nutrients and speed a plant's maturity; eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels; accelerate the accumulation of photosynthesis materials and cell concentration; increase reservation ability, resistance and the utilization rate of basic fertility; and increase efficacy along with neutral or acidic pesticides. Our products can be applied by our customers on a widespread basis through large scale spraying operation by machine or aircraft.

China is the principal market for our products. Our products are primarily sold to farmers in 12 provinces in China, including Heilongjiang, Hebei, Liaoning, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan and Guizhou. In 2005, we had annual production capacity of approximately 5,000 metric tons of organic liquid compound fertilizers. Our revenues are derived primarily from the sale of our organic liquid compound fertilizer products to our customers.

Our Company History

We were originally incorporated on January 5, 1925 in the State of Nevada under the name Argyle Mining Company. Our name has been changed several times over the years and our current name is China Agritech, Inc. We had no active operations during the period from 1986 until February 3, 2005, at which time we completed a reverse acquisition transaction with Tailong in which we acquired all of the issued and outstanding securities of Tailong from its stockholders in exchange for 10,606,158 shares of our common stock.

Industry Wide Trends that are Relevant to Our Business

The fertilizer industry in China is in the process of rapid and continuous development. China is the largest producer, importer and consumer of fertilizers in the world. In 2004, the total consumption of fertilizers in China amounted to approximately 46.4 million tons, an increase of 11.8% from 2000. The total consumption of fertilizers is expected to increase to 51 million tons by 2010 and 56 millions by 2020. We believe this trend will impact favorably on the demand for our products and will result in growth in sales of fertilizers and increased revenue for us.

Another trend that affects our industry is the growing demand for compound fertilizers. The percentage of compound fertilizer consumption to the total fertilizer consumption in China rose from 2% in 1980 to 26% in 2004. We believe our revenue will grow as a result of the continuing increase of the demand of compound fertilizers.

The Chinese government is providing legal and economic incentives to foster the development of the agriculture industry and encourage companies in the agriculture sector to become bigger and build name recognition. We plan to utilize the policy support to expand our operations in various parts of China and to improve our name recognition in the market.

Competition

China is the world's largest consumer of fertilizers and we believe that the prospects for continued growth are positive. Our experience is that the compound fertilizer industry in China is highly fragmented consisting of numerous smaller regional manufacturers and larger, domestic and international competitors.

We compete with approximately 300 small-sized Chinese fertilizer manufacturers. The number of small fertilizer manufacturers and companies selling fertilizer products increases and decreases from time to time. The smaller competitors in the fertilizer industry with whom we compete typically manufacture and market liquid compound fertilizers with annual output of less than 1,000 MT. We believe that most of the smaller fertilizer producers in China do not utilize the national brand name recognition as a basis for promoting their products. Also, due to economies of scale, we believe that these smaller producers are generally less cost effective, have lower quality control and minimal product development capabilities. In addition, most of their products consist of single or dual chemical nutrients, which we believe are generally less effective at boosting the growth of plants as compared to our organic liquid compound fertilizers.

Another group of competitors consists of international fertilizer producers and trading companies that import fertilizers into China. Imported fertilizer products range from fertilizers with single chemical element, such as urea, phosphate and potash, to standard Nitrogen, phosphor and kalium compound fertilizers. Qualities of imported fertilizers are generally higher and more stable than fertilizers, like ours, which are produced in China. Due to tariffs, duties and license fees imposed on imported fertilizer products and high shipping and transportation expenses, however, we believe that imported fertilizers are generally less price competitive than Chinese fertilizer products. In addition, Chinese government imposes an annual quota on fertilizer products that can be imported into China. China is expected to open its retail and wholesale fertilizer markets to non-Chinese companies by December 11, 2006. Because fertilizer products usually need to be specifically formulated for local plant, soil and climate conditions, we believe that there are not many foreign competitors in our selected markets that are capable of producing customized fertilizers that compete with our products. Nevertheless as a result of the opening of the fertilizer market to foreign producers, the amount of fertilizer imported to China will rise significantly and we expect to face more competitions from non-Chinese fertilizer manufacturers.

Results of operations

The following table summarizes the results of our operations during the three month period ended March 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the 2005 fiscal period to the 2006 fiscal period:

All amounts, other than percentages, in millions of U.S. dollars
	3 Month
	Period	3 Month
	Ended	Period Ended	Increase	% Increase
Item	on 3/31/06	on 3/31/05	(Decrease)	(% Decrease)
Sales Revenue	5.7	5.0	0.7	14%
Costs of Goods Sold	(2.9)	(2.4)	0.5	21%
Selling Expenses	(0.5)	(0.4)	0.1	29%
Operating and Administrative Expenses	(0.4)	(1.2)	(0.7)	(64%)
Income from Operations	1.9	1.1	0.8	77%
Other income (expenses)	(0)	0	0	N/A
Income tax	(0.8)	(0.7)	0	6%
Minority interest	(0.1)	(0.1)	0	0%
Net income	1.0	0.2	0.8	357%

Sales Revenue

Our sales revenue for the three months ended March 31, 2006 amounted to $5,685,397, which is approximately $700,277 or 14% more than that of the same period ended on March 31, 2005, where we had revenue of $4,985,120. The increase in sales revenue is mainly attribute to the expansion of our customer base.

Cost of Goods Sold

Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead expenses, was $2,865,315 for the three month period ended March 31, 2006, an increase of $497,713 or 21%, as compared to $2,367,602 for the three month period ended March 31, 2005. We believe the increase is generally in line with the increase of our sales revenue.  The proportions of cost of sales to total revenues are 50.9% and 48% for the three month periods ended on March 31, 2006 and 2005, respectively, an increase of approximately 3%.  This was primarily a result of increased lease expenses on factory buildings, increased shipping expense on raw materials and equipment maintenance.

Selling expenses

Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $473,508 for the three month period ended March 31, 2006, as compared to $366,814 for the same period ended March 31, 2005, an increase of $106,694 or approximately 29%. The increase was primarily attributable to an additional advertising spending of $164,289 during the 3-month period ended March 31, 2006, compared to $81,926 during the same period last year.

Operating and administrative expenses

Our general and administrative expenses, which consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses, were $411,465 for the three month period ended March 31, 2006, as compared to $1,158,337 for the same period ended March 31, 2005, a decrease of $746,872 or approximately 64%. The decrease was mainly attributable to the higher financial advisory fees, attorneys fees and other costs in connection with the reverse acquisition of Tailong in February 2005.

Environmental Laws Compliance Costs

We incurred no cost for environmental compliance for the three month period ended March 31, 2006 and 2005.

Income From Operations

Income from operations was $1,935,109 for the three month period ended March 31, 2006, as compared to $1,092,367 for the same period ended March 31, 2005, an increase of $842,742 or approximately 77%. The increase was mainly attributable to the increased sales revenue as well as reduced general and administrative expenses.

Other income (expenses)

Total other income (expenses) was ($5,991) for the three month period ended March 31, 2006, as compared to $6 for the same period ended March 31, 2005. We had minimal financial expenses for the three month period ended on March 31, 2006 and 2005.

Income taxes

Our Chinese subsidiaries are taxed at a rate of 33% of assessable profit. We incurred income taxes of $768,041 for the three month period ended on March 31, 2006. This is an increase of $44,366 or 6% from the taxes we incurred in the same 2005 period, which were $723,675. We paid more taxes in the three months ended March 31, 2006 mostly because of the higher income in the three month period ended on March 31, 2006 compared to 2005.

Minority interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $146,749 and $146,928 for the three month period ended March 31, 2006 and 2005, respectively, reflecting the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon.

Net Income

We earned net income of $1,014,328 for the three month period ended March 31, 2006. This is an increase of $792,558 or approximately 357% from the same period ended March 31, 2005 which had a net income of $221,770. This increase is mainly attributable to the increase of our sales revenue, and reduced operating and administrative expenses.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $74,292 for the three month period ended March 31, 2006 as compared with no foreign currency translation gain in the same period ended March 31, 2005. In July 21, 2005, China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating Renminbi into U.S. dollar in our financial statements for the three month period ended March 31, 2006, the exchange rates of RMB1:US$0.1247 and RMB1:US$0.1242 were implemented in calculating the total assets/liabilities and statement of income, respectively, which results in a $74,292 increase in the foreign currency translation gain from $0 in the three month period ended on March 31, 2005.

Liquidity and capital resources

As of March 31, 2006, we had cash and cash equivalents of $9,460,307. Our current assets were $24,887,182 and our current liabilities were $2,496,177 as of March 31, 2006, which results in a current ratio of approximately 10. Our total stockholders’ equity as of March 31, 2006 was $22,220,059. We had no bank loans or other interest bearing borrowings as of March 31, 2006.

In fiscal year 2005, we raised a total of $1,350,000 from the sale of 590,283 (before the 1-for-1.14 forward stock split) and 235,516 (after the 1-for-1.14 forward stock split) shares of our common stock through private placement transactions. The proceeds from these private placement transactions were initially placed in an escrow account and are to be released upon the satisfaction of the conditions set out in certain Escrow Agreement we entered into pursuant to the stock purchase agreements with the private placement investors. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds was kept in a trust account for certain corporate communication program. As of March 31, 2006, the Company still had $275,000 in this account for the corporate communication program.

On January 13, 2006, we further sold 4,800,000 shares of our common stock to 22 investors for a total of $12,000,000. The shares were offered and sold to investors in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 thereunder.

We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of March 31, 2006, we did not have any material commitments for capital expenditures.

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

  Accounts Receivable: our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We had accounts receivable of $11,108,662, net of allowance of $165,802 as of March 31, 2006.

  Advances to suppliers: we permit advances to certain vendors for the purchase of our material. The advances to suppliers amounted to $1,669,620 as of March 31, 2006.

  Inventories: Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value. Our management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

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

We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the 3 months ended March 31, 2006 and 2005.

  Revenue Recognition: our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Our revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered. All of our products that are sold in the PRC are subject to a Chinese value-added tax at a predetermined rate of 6% of the gross sales price. The total VAT paid for the three months ended March 31, 2006 and 2005 were $132,622 and $136,700, respectively.

  Foreign currency translation: we use the United States dollar ("U.S. dollars") for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, we translate our subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of our Company is Chinese Renminbi

In particular, Renminbi ("RMB"), the PRC’s official currency, is the functional currency of our operating subsidiary Pacific Dragon. Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.28: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of (0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The rates used to translate Pacific Dragon’s assets and liabilities at March 31, 2006 and its statement of income are RMB1:US$0.1247 and RMB1:US$0.1242, respectively. No representation is made that RMB amounts have been, or could be, converted into US$ at these rates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three month period ended March 31, 2006 and 2005.

Seasonality

We may experience seasonal variations in our future revenues and our operating costs due to seasonality. Our sales revenue is generally higher from March to September than the rest of the season.

Risk Factors

There are several material risks associated with China Agritech, Inc’s business and an investment in our stock.. You should carefully consider the risks and uncertainties described below. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down.

RISKS RELATED TO OUR FINANCIAL CONDITION

We may need to raise additional capital in the foreseeable future and may not be able to do so on terms favorable to us or you or at all. Raising additional capital will dilute our current stockholder’ interest.

As of March 31, 2006, we had approximately $9.5 million in cash. Based on current reserves and anticipated cash flow from our operations, we anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures, and business expansion for the next twelve months. Thereafter, we may need to raise additional funds if cash flows from operations are inadequate for our capital needs. We may seek to satisfy our future funding requirements through revenues generated through our operations, the proceeds of public or private offerings of our securities, or through loans from financial institutions or our controlling stockholders. Adequate funds may not be available when needed or on terms satisfactory to us. A lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our organic liquid compound fertilizer product development programs, close facilities and/or lay-off employees which, in turn, will likely result in decreased sales and profits.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, you may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. This may reduce a stockholder’s return on investment or cause a complete loss in the investment.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than the ownership of our subsidiaries Tailong and Pacific Dragon. We have no current intention of paying dividends. If we decide to pay dividends in the future, as a holding company, our ability to do so depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. Our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us due to Chinese law, restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will not receive any dividends and will be unable to pay any dividends.

RISK RELATED TO OUR BUSINESS

We rely on a few major distributors and our business will be harmed if our distributors reduce their orders or discontinue doing business with us.

Currently, we sell approximately 46% of our fertilizer products through ten major distributors, including Chengdu Liteng Industry Company, Shunda Agricultural Products Distributing Company and Shenyang Biochemical Co. Ltd. If any one of these distributors reduces its orders or discontinues business with us, we may encounter difficulties finding new distributors to distribute our products and our revenues and net income would decline considerably. Our reliance on these major distributors could also affect our bargaining power in getting favorable prices for our products. In addition, untimely payment and failure to pay by these major distributors would negatively affect our cash flow.

We depend heavily on Mr. Yu Chang, our CEO, President, Secretary and director and, without his services, our prospects would be severely limited.

Our future business and results of operations depend in significant part upon the continuing contribution of Mr. Yu Chang, our CEO, President, Secretary and director. Mr. Chang has extensive experience in the liquid compound fertilizer industry and is directly involved in all of our business operations. Mr. Chang has a 3-year employment agreement with our subsidiary, Pacific Dragon, which expires on January 5, 2008. There can be no assurance that we will be able to retain Mr. Chang after the expiration of his employment agreement. If Mr. Chang, ceases to be employed by us, we may have difficulty finding a suitable replacement with equal leadership and industry experience, and our business would suffer.

We depend heavily on skilled personnel, and any loss of and failure to attract such personnel could harm our business.

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

Our products are manufactured at a single factory and any disruption of the operations in this factory would damage our business.

All of our products are manufactured in a single factory in Harbin, China. We currently maintain insurance covering this manufacturing facility, machinery and other leasehold improvements. However, we do not carry sufficient business interruption insurance. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control. Any disruption of the operations in this factory would have a significant negative impact on our ability to deliver products, which would cause a potential diminution on sales, the cancellation of orders, damage to our reputation and potential lawsuits.

We currently rely on a small number of third parties to supply the key war materials we used to produce our products.

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

Our inability to protect the proprietary formula and manufacturing processes for our concentrated compound liquid compound fertilizer may increase our competition and cause our operating results to suffer.

Our success will depend in part on our ability to protect our proprietary formula and manufacturing process for highly concentrated organic liquid compound fertilizer. We rely on trade secrets to protect our proprietary formulas and manufacturing processes. We have not applied for patents for our technology and formulas because we believe an application for such patents would result in public knowledge of our proprietary technology and formulas and the potential for increased competition. This may result in a decrease of our market share and hurt our operating results. We have entered into a license agreement with Mr. Yu Chang, our CEO, President, Secretary and director, under which Mr. Chang granted us a permanent exclusive license to use his know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. Under the license agreement, Mr. Chang has the obligation to keep the confidentiality of this technology and cannot license this technology to any third party or use the technology for his own benefit. In addition, only certain of our key executives have knowledge of our proprietary technology and formulas.

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

Certain of our officers and directors’ involvement with and participation in other businesses enterprises could impede their ability to devote ample time to our business and could pose conflict of interest.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We are not subject to these requirements for our current fiscal year ending December 31, 2005, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2006. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

Our fertilizer products pose certain safety risks that may expose us to liability to person harmed by our products.

The manufacture of fertilizers poses certain safety risks and may cause physical injury and sickness. Although we have adopted safety measures in our research, development and manufacturing processes, accidents may still occur. Any accident, whether at the manufacturing facilities or from the use of our products, may subject us to significant liabilities to persons harmed by our products.

If we cannot renew our fertilizer registration certificate, which expires in December 2007, we will be unable to sell come of our products causing our sales revenues to significantly decrease.

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stage of so-called in-the-field test and test selling. All other fertilizers that have completed the in-the-field test and test selling must obtain the formal registration which, once obtained, is valid for five years. We have obtained the necessary Formal Fertilizer Registration Certificate for all of our fertilizer products from the PRC Ministry of Agriculture. Such certificate was issued on September 3, 2002 and will expire on December 2007.

Our belief is that the PRC Ministry of Agriculture generally will grant an application for renewal in the absence of illegal activity by the applicant. However, there is no guarantee that the PRC Ministry of Agriculture will grant renewal to our Formal Fertilizer Registration Certificate. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China which will cause the termination of our commercial operations.

Adverse weather conditions could reduce demand for our products.

The demand for our organic liquid compound fertilizer products fluctuates significantly with weather conditions, which may delay the application of the fertilizer or render it unnecessary at all. If any natural disasters, such as flood, drought, hail, tornado or earthquake, occur, demands for our products will be reduced. In addition, in some cases, we allow our distributors to purchase our products partially on credit. The distributors, in turn, may sell the fertilizer to farmers on credit. If any natural disaster occurs, reduced crops yield may cause farmer to default on their payments which could harm our cash flow and result of operations.

We face competition from numerous fertilizer manufacturers in China and elsewhere.

We compete with approximately 300 small-sized Chinese fertilizer manufacturers. The number of these small companies varies from time to time. Furthermore, we face competition from international fertilizer producers and traders who import fertilizers into China. These imported products range from fertilizers with single chemical elements, such as urea, phosphate and potash, to standard nitrogen phosphate, potassium compound fertilizers. The quality of the imported products is generally higher and more stable than fertilizers, like ours, which are produced in China. Currently, imported fertilizers are subject to tariffs, duties and quota imposed by Chinese Government. China is expected to open its retail and wholesale fertilizer markets to non-Chinese companies by December 11, 2006. As a result, the amount of fertilizer imported to China will rise significantly and we will face more competitions from non-Chinese fertilizer manufacturers.

RISKS RELATED TO DOING BUSINESS IN CHINA

The constantly evolving legal system in China is unpredictable and may afford you and us inadequate legal protections.

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

Accounting laws in China mandate accounting practices which may not be consistent with U.S. generally accepted accounting principles and therefore our financials and their interpretation involve uncertainties.

The PRC accounting laws require an annual "statutory audit" to be performed in accordance with PRC accounting standards and the books of Foreign Invested Enterprises to be maintained in accordance with Chinese accounting laws. These Chinese accounting practices which may not be consistent with U.S. Generally Accepted Accounting Principles. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Noncompliance with such requirements may cause revocation of our business license. The translation of the financial statements from the requirements of the PRC to US GAAP, requires interpretation and exercise of judgment.

Changes in China’s political and economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on its economic development, but the government could change these economic reforms or any of the legal systems at any time. Changes could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

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

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership of business enterprises. Our ability to operate profitably in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations, including stricter environmental laws and regulations on the manufacture, storage, use and disposal of fertilizer and/or of certain chemicals used in the manufacture of fertilizer, that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

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

The value of our common stock will be affected by the foreign exchange rate between the U.S. dollar and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, if we need to convert U.S. dollars into Renminbi for our operational needs and the Renminbi has appreciated against the U.S. dollar at that time, our financial position and business, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

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

Mr. Yu Chang is the beneficiary owner of approximately 56.84% of our outstanding common stock. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. This might result in limitations on, or a decrease in the price of, our common stock.

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

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of May 12, 2006, the closing bid and asked prices for our common stock were $3.90 per share and therefore, it is designated a "penny stock." Although since February 3, 2005, we have met the net worth exemption from the "penny stock" definition, no assurance can be given that such exemption will be maintained. As a "penny stock," our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule."

This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 3.             CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and President, Yu Chang, and our chief financial officer, Lijun Peng, evaluated the effectiveness of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-QSB, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures Based on that evaluation, Mr. Chang and Ms. Peng concluded that as of March 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

None

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.             OTHER INFORMATION

In order to meet the increasing demand of our products, we recently started the construction of four new manufacturing facilities in Chongqing, Anhui, Xinjiang and Beijing.  We expect that the news manufacturing facilities will significantly increase our total manufacturing capacity by the end of this year..

ITEM 6.             EXHIBITS

EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 22, 2006

CHINA AGRITECH, INC.

By:	/s/ Yu Chang
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial or Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.