Form 10-Q
period 2006-06-30
CHINA AGRITECH INC
filed 2006-08-14
CIK 1166389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to _____________

                        Commission File Number: 000-49608

                              CHINA AGRITECH, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                             75-2955368
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
incorporation or organization)

               A# Room 0706-0707, The Spaces International Center,
                             No. 8 Dongdaqiao Road,
                           Chaoyang District, Beijing
                       People's Republic of China, 100020
--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                (86) 10-58702123
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---

         Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer     Accelerated filer     Non-accelerated filer X
                       ---                   ---                       ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X
                                    ---   ---

         The number of shares outstanding of each of the issuer's classes of common equity, as of August 4, 2006 is as follows:

      Class of Securities                               Shares Outstanding
------------------------------                    ------------------------------
Common Stock, $0.001 par value                               19,143,615

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      CHINA AGRITECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006
                                   (UNAUDITED)




                                     ASSETS
Current Assets
Cash and cash equivalents                                           $ 8,410,408
Restricted cash                                                         219,755
Accounts receivable, net                                             13,972,862
Inventories                                                             787,667
Advances to suppliers                                                 1,898,115
Prepayments and other receivables                                     1,616,193
Amount due a related party                                              117,130
                                                                    -----------

Total Current Assets                                                 27,022,130

Property, plant and equipment, net                                    1,679,532
                                                                    -----------

Total Assets                                                        $28,701,662
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                    $   486,421
Accrued liabilities and other payables                                  545,709
Income taxes payable                                                  1,599,181
                                                                    -----------

Total Current Liabilities                                             2,631,311

Minority Interests                                                    1,707,944


Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000 shares authorized,          19,144
   19,143,615 shares issued and outstanding
Additional paid-in capital                                           12,619,054
Statutory reserves                                                    2,239,833
Accumulated other comprehensive income                                  368,993
Retained earnings                                                     9,115,383
                                                                    -----------

Total Stockholders' Equity                                           24,362,407
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $28,701,662
                                                                    ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CHINA AGRITECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)




                                 Three month period ended         Six month period ended
                                         June 30,                        June 30,
                                   2006            2005            2006            2005
                               ------------    ------------    ------------    ------------

Net revenue                    $ 10,235,393    $ 10,184,925    $ 15,920,790    $ 15,170,045

Cost of revenue                  (4,852,452)     (5,542,015)     (7,717,767)     (7,909,617)
                               ------------    ------------    ------------    ------------
Gross profit                      5,382,941       4,642,910       8,203,023       7,260,428

Operating expenses
Selling expenses                   (688,021)     (1,011,984)     (1,161,529)     (1,378,798)
Operating and administrative
expenses                           (797,978)       (461,298)     (1,209,443)     (1,619,635)
                               ------------    ------------    ------------    ------------

Total operating expenses         (1,485,999)     (1,473,282)     (2,370,972)     (2,998,433)
                               ------------    ------------    ------------    ------------

Income from operations            3,896,942       3,169,628       5,832,051       4,261,995
Other income (expense)
Merger costs                           --              --              --              --
Other (expense) income              (26,179)              6         (32,289)             14
Finance costs                         9,722            --             9,841              (2)
                               ------------    ------------    ------------    ------------

Total other income
(expense)                           (16,457)              6         (22,448)             12
                               ------------    ------------    ------------    ------------

Income before income taxes        3,880,485       3,169,634       5,809,603       4,262,007

Provision for income taxes       (1,482,294)     (1,113,788)     (2,250,335)     (1,837,463)
                               ------------    ------------    ------------    ------------

Income before minority
interests                         2,398,191       2,055,846       3,559,268       2,424,544

Minority interests                 (310,389)       (206,856)       (457,138)       (353,784)
                               ------------    ------------    ------------    ------------

Net income                        2,087,802       1,848,990       3,102,130       2,070,760

Other comprehensive income
Foreign currency translation
adjustment                           70,635            --           140,427            --
                               ------------    ------------    ------------    ------------

Comprehensive income           $  2,158,437    $  1,848,990    $  3,242,557    $  2,070,760
                               ============    ============    ============    ============
Basic weighted average
shares outstanding               19,143,615      14,108,099      18,343,615      13,985,405
                               ============    ============    ============    ============
Basic net earnings per
share                          $       0.11    $       0.13    $       0.17    $       0.15
                               ============    ============    ============    ============
Diluted weighted average
shares outstanding               19,144,301      14,108,099      18,343,806      13,985,405
                               ============    ============    ============    ============
Diluted net earnings per
share                          $       0.11    $       0.13    $       0.17    $       0.15
                               ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CHINA AGRITECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                 2006            2005
                                                             ------------    ------------
Cash flows from operating activities
Net income                                                   $  3,102,130    $  2,070,760
Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
    Stock compensation expenses                                     1,817            --
    Minority interest                                             457,138         353,784
    Depreciation                                                   54,776          49,767
Changes in operating assets and liabilities:
    (Increase) decrease in:current assets
    Due from shareholders                                        (130,616)       (234,656)
    Advance/repayment from/to related parties                     (57,956)           (530)
    Accounts receivable, net                                   (5,349,097)     (6,164,333)
    Prepayment and other receivable                            (1,243,333)        (43,356)
    Inventories                                                  (711,048)     (1,121,435)
    Advances to suppliers                                         195,504            --
    (Decrease) increase in:
    Accounts payable                                              368,752       5,311,286
    Accrued liabilities and other payables                         (2,687)        878,149
    Income tax payable                                            955,269         649,597
    Due to shareholders                                              --          (499,031)
    Due to related parties                                           --          (575,994)
                                                             ------------    ------------

    Net cash (used in) provided by operating activities        (2,359,351)        674,008
                                                             ------------    ------------

Cash flows from investing activities
   Cash acquired from reverse acquisition of Tailong                 --           185,635
   Purchase of property, plant and equipment                     (657,138)           (528)
                                                             ------------    ------------

    Net cash provided by (used in) investing activities          (657,138)        185,107

Cash flows from financing activities
    Capital contributed                                        11,079,705            --
                                                             ------------    ------------

Net cash provided by  financing activities                     11,079,705            --
                                                             ------------    ------------


                      CHINA AGRITECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                 2006           2005
                                                             ------------   ------------
Effect of exchange rate change on cash and cash equivalent         36,116           --

Net increase in cash and cash equivalents                       8,063,216        859,115

Cash and cash equivalents at beginning of period                  530,831         38,065
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $  8,630,163   $    897,180
                                                             ============   ============

Supplementary disclosures of cash flow information:
Income taxes paid                                            $  1,333,678   $  1,140,254
                                                             ============   ============
Cash from issue of common stock placed in escrow account     $       --     $  1,350,000
                                                             ============   ============




















The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CHINA AGRITECH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS
     ----------------------------------------

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

     ----------------------------------------

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


2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------------------------------------------

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2005. The results of the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.


a.   Principle of consolidation
     --------------------------

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

d.   Accounts receivable
     -------------------

     The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $14,139,048, net of allowance of $166,186 as of June 30, 2006.

e.   Advances to suppliers
     ---------------------

     The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $1,898,115 as of June 30, 2006.

f.   Inventories
     -----------

     Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value. The management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

g.   Property, plant and equipment
     -----------------------------

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

     The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the six month periods ended June 30, 2006 and 2005.

i.   Revenue recognition
     -------------------

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

     ------------------------------------------

j.   Advertising costs
     -----------------

     The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six month periods ended June 30, 2006 and 2005 were $327,377 and $238,554, respectively.

k.   Income taxes
     ------------

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

     The rates used to translate Pacific Dragon's assets and liabilities at June 30, 2006 and its statement of income are RMB1:US$0.125089 and RMB1:US$0.124537, respectively. No representation is made that RMB amounts have been, or could be, converted into US$ at these rates.

     ------------------------------------------

m.   Fair values of financial instruments
     ------------------------------------

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

n.   Earning per share (EPS)
     -----------------------

     Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

o.   Segment reporting
     -----------------

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

p.   Statement of cash flows
     -----------------------

     In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

     ------------------------------------------

q.   Recent accounting pronouncements
     --------------------------------


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

     In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     ------------------------------------------

q.   Recent Accounting Pronouncements (cont'd)
     --------------------------------


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


r.   Reclassifications
     -----------------

     Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   RESTRICTED CASH
     ---------------

     Proceeds amounting $1,350,000 from the issuance of shares during the year 2005 were deposited in an escrow account. The purchase price was to be released from escrow. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds was kept in a trust account for certain corporate communication program. At June 30, 2006, the Company had $219,755 in this account for the corporate communication program.


4.   INVENTORIES
     -----------

     Inventories consist of the following as of June 30, 2006:

     Raw materials                                                    $  639,350
     Packing materials                                                    80,854
     Finished goods                                                       67,463
                                                                      ----------
                                                                      $  787,667
                                                                      ==========

5.   PREPAYMENTS AND OTHER RECEIVABLE


     Prepayments and other receivable consist of the following as of June 30, 2006:

     Deposit for establishment of a joint venture                     $1,247,328
     Prepaid expense and others for normal business purpose              368,865
                                                                      ----------
                                                                      $1,616,193
                                                                      ==========

     Deposit for establishment of a joint venture was returned in July 2006 due to the cancellation of the deal.

   6.   AMOUNT DUE FROM RELATED PARTIES

     The amount due from related parties were the advance to the Company's CEO and an officer, which were unsecured, non-interest bearing and had no fixed repayment date. As of June 30, 2006, due from related parties amounted to $117,130.

   7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following as of June 30, 2006:


     Manufacturing machinery                                        $ 1,614,382
     Leasehold improvements                                                 163
     Office equipment                                                   154,967
     Motor vehicles                                                     281,131
     Construction-in-progress                                            20,630
                                                                    -----------
                                                                      2,071,273
     Less: Accumulated depreciation                                    (391,741)
                                                                    -----------
                                                                    $ 1,679,532
                                                                    ===========

     Depreciation expense for the six month periods ended June 30, 2006 and 2005 were $54,776 and $49,767, respectively.


8.   INCOME TAXES
     ------------

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


     The Company is subject to PRC Enterprise Income Tax at a rate of 33% on the net income.


     The provision for taxes on earnings for the six month periods June 30, 2006 and 2005 consisted of:

                                                              2006        2005
                                                            --------    --------

     Tax at statutory rate                                       34%         34%
     Foreign tax rate difference                                 -1%         -1%
     Non-deductible expenses                                    --           24%
     Net operating loss in other tax
       jurisdiction for where no benefit is realized              7%          9%
                                                            --------    --------

                                                                 40%         66%
                                                            ========    ========


     No provision for deferred tax (benefit) has been made for the PRC tax jurisdiction as no significant deferred tax liabilities or assets existed as of either June 30, 2006 or 2005.


     Net operating loss carryforward for the US and Hong Kong tax jurisdiction amounted to $1,414,420 and $1,290,998, respectively. A 100% valuation allowance has been recorded for the deferred tax asset of $906,932 due to the uncertainty of its realization. There were no other significant book and tax basis differences.

9.   EARNINGS PER SHARE
     ------------------

     Basic and diluted earnings per share for the 6 month periods ended June 30, 2006 and 2005 were determined by dividing net income for the years by the basic and diluted weighted average number of common shares outstanding.

10.  RELATED PARTY TRANSACTIONS
     --------------------------
     On January 6, 2005, Pacific Dragon entered into a License Agreement with Mr. Chang Yu, director of the Company. Under this License Agreement, Mr. Chang Yu authorized Pacific Dragon to use the know-how in manufacturing organic liquid compound fertilizer owned by him for free until December 31, 2009.

     The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with Harbin Yinlong Enterprise Co. Ltd. ("Yinlong"), the joint venture partners holding 10% equity interest in Pacific Dragon to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB1,200,000 (equivalent to $144,578). The tenancy agreement was revised by increasing the annual rent to RMB3,600,000 (equivalent to $442,800) effective from July 1, 2005. During the six month period ended June 30, 2006, the Company paid RMB 1,800,000 (equivalent to $224,532) to Yinlong.

11.  MINORITY INTEREST
     -----------------

     The amount represents the minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, interest in Pacific Dragon, a 90% subsidiary.

12.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS
     ---------------------------------------------------

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

13.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
     -------------------------------------------

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

14.  STOCK OPTIONS
     -------------

     The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 20066. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting


     Principles  Board ("APB")  Opinion No. 25,  Accounting  for Stock Issued to
     Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

     Primarily  as a result of adopting  SFAS No. 123R,  the Company  recognized
     $1,817 in share-based  compensation  expense for the six month period ended
     June 30, 2006 and $0 for the twelve month period ended December 31, 2005 as there was no stock options issued in year 2005. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

     On May 10, 2006, the Company granted an unrelated party 125,000 stock options vesting over 5 years proportionately. The option exercise price is $3.50. The fair value of the shares at the time of granting of the options was $3.00. Following is a summary of the stock option activity:




                                                           Weighted Average    Aggregate Intrinsic
                                     Options outstanding    Exercise Price           Value
     Outstanding, December 31, 2005                    0             $0.00                   $0.00
     Granted                                                         $3.50-                  $0.00
                                                 125,000
     Forfeited                                         -                  -                      -
     Exercised                                         -                  -                      -
                                     -------------------   ----------------    -------------------
     Outstanding, June 30, 2006                  125,000              $3.50                  $0.00
                                     ===================   ================    ===================

     Following is a summary of the status of options outstanding at June 30, 2006:

       Outstanding Options                                               Exercisable Options
                                      Average
                                     Remaining          Average                  Average Exercise
     Exercise Price    Number     Contractual Life   Exercise Price    Number          Price
                      125,000              4.75         $3.50         125,000          $3.50
         $3.50

     The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:


          Risk-free interest rate                                           6.0%
          Expected life of the options                                5.00 years
          Expected volatility                                               479%
          Expected dividend yield                                              0


15.  STATUTORY RESERVES
     ------------------

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


     In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of June 30, 2006 amounted to $1,493,222..


     The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount included in the statutory reserves as of June 30, 2006 amounted to $746,611.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that are based on the beliefs of the China Agritech's management and involves risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words "believe," "expect," "anticipate," "projects," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of this Form 10-Q; and any statements of assumptions underlying any of the foregoing. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.


Except as otherwise indicated by the context, references in this report to "China Agritech," "we," "us," or "our," are references to the combined business of China Agritech, Inc. and its wholly-owned subsidiary, China Tailong Holdings Company Limited, along with China Tailong Holdings Company Limited's 90% owned subsidiary Pacific Dragon Fertilizers Co., Ltd. References to "Tailong" are references to China Tailong Holdings Company Limited and references to "Pacific Dragon" are references to Pacific Dragon Fertilizers Co. Ltd. References to "China" or "PRC" are references to "People's Republic of China." References to "RMB" are to Renminbi, the legal currency of China, and all references to "$" are to the legal currency of the United States.


OVERVIEW

China Agritech is a holding company whose direct and indirect subsidiaries, primarily Tailong Holdings and its subsidiary, Pacific Dragon, manufacture and sell organic liquid compound fertilizers and related products which are made from the combination of organic elements, inorganic elements, microelements and other active and stimulative agents.

Our main products include "LvLingBao II," "LvLingBao III," "Tailong I" and other customized crop special fertilizers which are tailored to customers' specific requirements. Our products promote photosynthesis, root system growth and transmission of nutrients to seeds; equilibrate absorption of nutrients and speed a plant's maturity; eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels; accelerate the accumulation of photosynthesis materials and cell concentration; increase reservation ability, resistance and the utilization rate of basic fertility; and increase efficacy along with neutral or acidic pesticides. Our products can be applied by our customers on a widespread basis through large scale spraying operation by machine or aircraft.

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

On July 6, our new factory in Anhui province started production. The new facility serves the Anhui, Hubei, and Henan provinces, which account for approximately 15% of total arable land and 23% of total annual fertilizer use in China. The China Agritech has already established 10 regional sales centers in these three provinces. The Anhui factory has an initial capacity of 2,000 metric tons. Construction of a new factory in Hebei province is also under way.

Our Company History

We were originally incorporated on January 5, 1925 in the State of Nevada under the name Argyle Mining Company. Our name has been changed several times over the years and our current name is China Agritech, Inc. We had no active business operations during the period from 1986 until February 3, 2005, at which time we completed a reverse acquisition transaction with Tailong in which we acquired all of the issued and outstanding securities of Tailong from its stockholders in exchange for 10,606,158 shares of our common stock.

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

Another trend that affects our industry is the growing demand for compound fertilizers. The percentage of compound fertilizer consumption to the total fertilizer consumption in China rose from 2% in 1980 to 26% in 2004. We anticipate continued growth in demand for liquid compound fertilizers and believe our revenue will grow as a result of the continuing increase in demand.

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

Another group of competitors consists of international fertilizer producers and trading companies that import fertilizers into China. Imported fertilizer products range from fertilizers with single chemical element, such as urea, phosphate and potash, to standard Nitrogen, phosphor and kalium compound fertilizers. Qualities of imported fertilizers are generally higher and more stable than fertilizers, like ours, which are produced in China. Due to tariffs, duties and license fees imposed on imported fertilizer products and high shipping and transportation expenses, however, we believe that imported fertilizers are generally less price competitive than Chinese fertilizer products. In addition, Chinese government imposes an annual quota on fertilizer products that can be imported into China. China is expected to open its retail and wholesale fertilizer markets to non-Chinese companies by December 11, 2006. Because fertilizer products usually need to be specifically formulated for local plant, soil and climate conditions, we believe that there are not many foreign competitors in our selected markets that are capable of producing customized fertilizers that compete with our products. Nevertheless, as a result of the opening of the fertilizer market to foreign producers, the amount of fertilizer imported to China will rise significantly and we expect to face more competitions from non-Chinese fertilizer manufacturers.

Results of operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

The following table summarizes the results of our operations during the three month period ended June 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the 2005 fiscal period to the 2006 fiscal period:

        All amounts, other than percentages, in millions of U.S. dollars
                            3 Month     3 Month Period
                         Period Ended        Ended       Increase    % Increase
Item                      on 6/30/06      on 6/30/05    (Decrease)  (% Decrease)
--------------------------------------------------------------------------------
Net Revenue                     10.235        10.185         0.050          0.5%
Costs of Revenue               (4.852)       (5.542)       (0.690)       (12.4%)
Selling Expenses               (0.688)       (1.012)       (0.324)       (32.0%)
Operating and
Administrative Expenses        (0.798)       (0.461)         0.337         73.0%
Income From Operations           3.897         3.170         0.727         22.9%
Other income (expenses)          0.026         0.000         0.026          0.0%
Income tax                     (1.482)       (1.114)         0.368         33.1%
Minority interest              (0.310)       (0.207)         0.104         50.1%
Net income                       2.088         1.849         0.238         12.9%

Net Revenue
-----------

Our net revenue for the three months ended June 30, 2006 amounted to $10,235,393, which is approximately $50,468 or 0.5% more than that of the same period ended on June 30, 2005, where we had revenue of $10,184,925. The increase in net revenue is mainly attributable to the expansion of our customer base.

Cost of Revenue
---------------

Our cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, was $4,852,452 for the three month period ended June 30, 2006, a decrease of $689,563 or 12.4%, as compared to $5,542,015 for the three month period ended June 30, 2005. The percentage of the cost of revenue to the total revenues was 47.4% and 54.4% for the three month periods ended on June 30, 2006 and 2005, respectively, a decrease of approximately 7%. This was primarily due to reduced material cost as a result of improved production cost control measures, as well as reduced outsourcing of packaging as compared to same period 2005.

Selling Expenses
----------------

Our selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, was $688,021 for the three month period ended June 30, 2006, as compared to $1,011,984 for the same period ended June 30, 2005, a decrease of $323,963 or approximately 32.0%. The decrease was primarily attributable to reduced sales related travel and promotion expenses, when the market is getting mature.

Operating and Administrative Expenses
-------------------------------------

Our operating and administrative expenses, which consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses, were $797,978 for the three month period ended June 30, 2006, as compared to $461,298 for the same period ended June 30, 2005, an increase of $336,680 or approximately 73%. The increase was mainly attributable to the start up cost associated with our new branch offices.

Environmental Laws Compliance Costs
-----------------------------------

We incurred no cost for environmental compliance for the three month periods ended June 30, 2006 and 2005.

Income From Operations
----------------------

Income from operations was $3,896,942 for the three month period ended June 30, 2006, as compared to $3,169,628 for the same period ended June 30, 2005, an increase of $727,314 or approximately 22.9%. The increase was mainly attributable to the reduced cost of revenue.

Other Income and Expenses
-------------------------

Total other expenses were $16,451 for the three month period ended June 30, 2006, as compared to other income of $6 for the same period ended June 30, 2005.

Income taxes
------------

Our Chinese subsidiaries are taxed at a rate of 33% of assessable profit. We incurred income taxes of $1,482,294 for the three month period ended on June 30, 2006. This is an increase of $368,506 or 33.1% from the taxes we incurred in the three month period ended June 30, 2005, which was $1,113,788. We incurred more taxes in the three months ended June 30, 2006 mostly because of the higher income in the three month period ended on June 30, 2006 compared to 2005.

Minority interest
-----------------

Our financial statements reflect an adjustment to our consolidated group net income equal to $310,389 and $206,856 for the three month period ended June 30, 2006 and 2005, respectively, reflecting the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon.

Foreign Currency Translation Gains
----------------------------------

We had a foreign currency translation gain of $70,635 for the three month period ended June 30, 2006 as compared with no foreign currency translation gain for the three month period ended June 30, 2005. On July 21, 2005, China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating

Renminbi into U.S. dollar in our financial statements for the three month period ended June 30, 2006. The exchange rates of RMB1: US$ 0.1251 and RMB1:US$ 0.1245 were implemented in calculating the total assets/liabilities and statement of income, respectively. This results in a $70,635 increase in the foreign currency translation gain for the three month period ended June 30, 2006 as compared with $0 for the three month period ended June 30, 2005.

Net Income
----------

We earned net income of $2,087,802 for the three month period ended June 30, 2006. This is an increase of $238,812 or approximately 12.9% from the same period ended June 30, 2005 which had a net income of $1,848,990. This increase is mainly attributable to reduced cost of revenue.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

The following table summarizes the results of our operations during the six month period ended June 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the 2005 fiscal period to the 2006 fiscal period:

        All amounts, other than percentages, in millions of U.S. dollars
                           6 Month      6 Month Period
                         Period Ended       Ended       Increase    % Increase
Item                      on 6/30/06      on 6/30/05   (Decrease)   (% Decrease)
--------------------------------------------------------------------------------
Net Revenue                     15.921         15.170       0.751           4.9%
Costs of Revenue               (7.718)        (7.910)     (0.192)         (2.4%)
Selling Expenses               (1.161)        (1.378)     (0.217)        (15.8%)
Operating and
Administrative Expenses        (1.209)        (1.619)     (0.410)         (25.9)
Income from Operations           5.832          4.262       1.570          36.8%
Other income (expenses)        (0.022)          0.000       0.022           0.0%
Income tax                     (2.250)        (1.837)       0.413          22.5%
Minority interest              (0.457)        (0.354)       0.103          29.2%
Foreign Currency
Translation Gains                0.140          0.000       0.140           N.A.
Net income                       3.102          2.071       1.031          49.8%

Net Revenue
-----------

Our net revenue for the six months ended June 30, 2006 amounted to $15,920,790, which is approximately $750,745 or 4.9% more than that of the same period ended on June 30, 2005, where we had revenue of $15,170,045. The increase in net revenue is mainly attribute to the expansion of our customer base.

Cost of revenue
---------------

Our cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, was $7,717,767 for the six month period ended June 30, 2006, a decrease of $191,850 or 2.4%, as compared to $7,909,617 for the six month period ended June 30, 2005. The percentage of the cost of sales to the total revenues are 48.5% and 52.1% for the six month periods ended on June 30, 2006 and 2005, respectively, a decrease of approximately 3.6%. This was primarily due to reduced material cost as a result of improved production cost control measures, as well as reduced outsourcing of packaging as compared to same period 2005.

Selling Expenses
----------------

Our selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $1,161,529 for the six month period ended June 30, 2006, as compared to $1,378,798 for the same period ended June 30, 2005, a decrease of $217,269 or approximately 15.8%. We incurred less sales related travel and promotion expenses, as a result of having a more stable and established customer base.

Operating and Administrative Expenses
-------------------------------------

Our general and administrative expenses, which consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses, were $1,209,443 for the six month period ended June 30, 2006, as compared to $1,619,635 for the same period ended June 30, 2005, a decrease of $410,192 or approximately 25.3%. The decrease was mainly attributable to the higher financial advisory fees, attorneys fees and other costs in connection with the reverse acquisition of Tailong in February 2005.

Environmental Laws Compliance Costs
-----------------------------------

We incurred no cost for environmental compliance for the six month periods ended June 30, 2006 and 2005.

Income From Operations
----------------------

Income from operations was $5,832,052 for the six month period ended June 30, 2006, as compared to $4,261,995 for the same period ended June 30, 2005, an increase of $1,570,057 or approximately 36.8%. The increase was mainly attributable to the increased sales revenue, more efficient production cost control, reduced selling expenses in established markets, as well as reduced general and administrative expenses.

Other income (expenses)
-----------------------

Total other expenses were $22,448 for the six month period ended June 30, 2006, as compared to the total income of $12 for the same period ended June 30, 2005.

Income taxes
------------

Our Chinese subsidiaries are taxed at a rate of 33% of assessable profit. We incurred income taxes of $2,250,335 for the six month period ended on June 30, 2006. This is an increase of $412,872 or 22.5% from the taxes we incurred for the same period in 2005, which were $1,837,463. We paid more taxes in the six months ended June 30, 2006 mostly because of the higher income in the six month period ended on June 30, 2006 compared to 2005.

Minority interest
-----------------

Our financial statements reflect an adjustment to our consolidated group net income equal to $457,138 and $353,784 for the six month periods ended June 30, 2006 and 2005, respectively, reflecting the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon.

Foreign Currency Translation Gains
----------------------------------

We had a foreign currency translation gain of $140,427 for the six month period ended June 30, 2006 as compared with no foreign currency translation gain in the same period ended June 30, 2005. On July 21, 2005, China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating Renminbi into U.S. dollar in our financial statements for the six month period ended June 30, 2006. The exchange rates of RMB1:US$ 0.1251 and RMB1:US$ 0.1245 were implemented in calculating the total assets/liabilities and statement of income, respectively. This results in a $140,427 increase in the foreign currency translation gain for the six month period ended June 30, 2006 from $0 in the same periods in 2005.

Net Income
----------

We earned net income of $3,102,130 for the six month period ended June 30, 2006. This is an increase of $1,031,370 or approximately 49.8% from the same period ended June 30, 2005 in which we had net income of $2,070,760. The increase was mainly attributable to the increased sales revenue, more efficient production cost control, reduced selling expenses in established markets, as well as reduced general and administrative expenses.

Liquidity and capital resources
-------------------------------

As of June 30, 2006, we had cash and cash equivalents of $8,630,163, among which $219,755 is restricted cash. Our current assets were $27,022,130 and our current liabilities were $2,631,311 as of June 30, 2006, which results in a current ratio of approximately 10.3. Our total stockholders' equity as of June 30, 2006 was $24,362,407. We had no bank loans or other interest bearing borrowings as of June 30, 2006.

In fiscal year 2005, we raised a total of $1,350,000 from the sale of 590,283 (before the 1-for-1.14 forward stock split) and 235,516 (after the 1-for-1.14 forward stock split) shares of our common stock through private placement transactions. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds from the private placement transactions was kept in a trust account and been earmarked for certain corporate communication program. As of June 30, 2006, the Company still had $219,755 in this account for the corporate communication program.

On January 13, 2006, we sold 4,800,000 shares of our common stock to 22 investors for a total of $12,000,000 in a private placement transaction.

We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of June 30, 2006, we did not have any material commitments for capital expenditures.

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

     o Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

     o Accounts Receivable: The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $14,139,048, net of allowance of $166,186 as of June 30, 2006.

     o Advances to suppliers: The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $1,898,115 as of June 30, 2006.

     o Inventories: Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value. The management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

     o Impairment: The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

          The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the six month periods ended June 30, 2006 and 2005.

     o Revenue Recognition: The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

          The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

     o Foreign currency translation: The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi.

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

          The rates used to translate Pacific Dragon's assets and liabilities at June 30, 2006 and its statement of income are RMB1:US$0.125089 and RMB1:US$0.124537, respectively. No representation is made that RMB amounts have been, or could be, converted into US$ at these rates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three month period ended June 30, 2006 and 2005.

Seasonality

We may experience seasonal variations in our future revenues and our operating costs due to seasonality. Our sales revenue is generally higher from March to September than the rest of the season.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We had no bank loans or other interest bearing borrowings as of June 30, 2006, therefore, we are not exposed to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and President, Yu Chang, and our chief financial officer, Lijun Peng, evaluated the effectiveness of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this form 10-Q, that what it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Chang and Ms. Peng concluded that as of June 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.


ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 14, 2006

                                          CHINA AGRITECH, INC.



                                          By: /s/ Lijun Peng
                                             -----------------------------------
                                             Chief Financial Officer
                                             (On behalf of the Registrant and as
                                             Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number            Description
--------------------------------------------------------------------------------

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