Form 10-Q
period 2006-09-30
CHINA AGRITECH INC
filed 2006-11-14
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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
No. 8 Dongdaqiao Road,
Chaoyang District, Beijing
People's Republic of China, 100020
(Address of principal executive offices, Zip Code)

(86) 10-58702123
(Registrant's telephone number, including area code)

N/A
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

Large accelerated filer ___         Accelerated filer ___         Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___         No   X

The number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2006 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,143,615

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$8,134,284
Restricted cash	178,345
Accounts receivable, net	17,259,379
Inventories	907,581
Advances to suppliers	1,466,190
Prepayments and other receivables	238,379

Total Current Assets	28,184,158

Property, plant and equipment, net	2,271,006

Total Assets	$30,455,164

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,030,396
Accrued liabilities and other payables	669,672
Amount due to a director	20,588
Income taxes payable	1,114,539

Total Current Liabilities	2,835,195

Minority Interests	1,918,852

Commitments

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,143,615 shares issued and outstanding	19,144
Additional paid-in capital	12,618,531
Statutory reserves	2,500,627
Accumulated other comprehensive income	595,890
Retained earnings	9,966,925

Total Stockholders' Equity	25,701,117

Total Liabilities and Stockholders' Equity	$30,455,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	September 30,		September 30,
	2006	2005	2006	2005
Net revenue	$7,601,819	$5,760,407	$23,522,609	$20,930,453
Cost of revenue	(3,589,872)	(3,197,088)	(11,307,639)	(11,106,705)
Gross profit	4,011,947	2,563,319	12,214,970	9,823,748
Operating expenses
Selling expenses	(679,211)	(771,690)	(1,840,740)	(2,150,488)
Operating and administrative expenses	(1,076,929)	(652,407)	(2,286,372)	(2,272,042)
Total operating expenses	(1,756,140)	(1,424,097)	(4,127,112)	(4,422,530)
Income from operations	2,255,807	1,139,222	8,087,858	5,401,218
Other income (expense)
Other (expense) income	(6,854)	51	(39,143)	65
Finance costs	(11,654)	(410)	(1,813)	(412)
Total other expenses	(18,508)	(359)	(40,956)	(347)
Income before income taxes	2,237,299	1,138,863	8,046,902	5,400,871
Provision for income taxes	(938,523)	(493,846)	(3,188,858)	(2,331,309)
Income before minority interests	1,298,776	645,017	4,858,044	3,069,562
Minority interests	(190,550)	(119,542)	(647,688)	(473,326)
Net income	1,108,226	525,475	4,210,356	2,596,236
Other comprehensive income
Foreign currency translation adjustment	455,463	-	367,329	-
Comprehensive income	$1,563,689	$525,475	$4,577,685	$2,596,236
Basic weighted average shares outstanding	19,143,615	14,238,657	18,614,203	14,093,114
Basic net earnings per share	$0.06	$0.04	$0.23	$0.18
Diluted weighted average shares outstanding	19,143,615	14,238,657	18,614,203	14,093,114
Diluted net earnings per share	$0.06	$0.04	$0.23	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
 (UNAUDITED)

	2006	2005
Cash flows from operating activities
Net income	$4,210,356	$2,596,236
Adjustment to reconcile net income to net cash used in operating activities:
Minority interests	647,688	473,326
Stock compensation expenses	2,398	-
Depreciation	90,471	49,767
Changes in operating assets and liabilities:
(Increase) decrease in current assets
Due from shareholders	(439,351)	(23,234)
Advance/repayment from related parties	(162,996)	(33,662)
Accounts receivable, net	(8,454,017)	(5,950,513)
Restricted cash	95,598	-
Prepayment and other receivable	139,423	(22,328)
Inventories	(822,746)	64,355
Advances to suppliers	643,490	-
(Decrease) increase in:
Accounts payable	1,450,674	2,226,871
Accrued liabilities and other payables	130,554	394,276
Income tax payable	458,853	152,607
Due to shareholders	-	(499,031)
Due to related parties	-	(575,994)

Net cash used in operating activities	(2,009,605)	(1,147,324)

Cash flows from investing activities
Cash acquired from reverse acquisition of Tailong	-	185,635
Purchase of property, plant and equipment	(1,267,032)	(528)

Net cash provided by (used in) investing activities	(1,267,032)	185,107

Cash flows from financing activities
Capital contributed	11,081,575	1,350,000

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

Net increase in cash and cash equivalents	7,804,938	387,783

Effect of exchange rate change on cash and cash equivalent	79,523	178,312

Cash and cash equivalents at beginning of period	249,823	38,065

Cash and cash equivalents at end of period	$8,134,284	$604,160

Supplementary disclosures of cash flow information:
Income taxes paid	$2,823,332	$1,140,254
Cash from issue of common stock placed in escrow account	$-	$1,350,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

China Agritech, Inc. (the "Company" or "our" or "we") was originally incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. Throughout our existence we have changed our business model several times, and conducted no substantive business from 1986 until February 2005 as discussed below.

On August 10, 2004, we merged with and into a newly formed wholly-owned Delaware subsidiary of the same name for the purpose of changing our corporate domicile from Nevada to Delaware.

We have experienced several corporate name changes as follows: Argyle Corporation in January 1960, Basic Empire in November 1963, Basic Empire Corp in December 1976 and China Agritech, Inc. in May 2005.

On December 25, 2004, the Company, China Tailong Holdings Company Limited ("Tailong"), and the stockholders of Tailong (the "Tailong stockholders") entered into the Agreement and Plan of Reorganization ("Reorganization Agreement"), as amended, and such Reorganization became effective on February 3, 2005. The Reorganization Agreement provided for the acquisition by the Company from the Tailong stockholders of all of the issued and outstanding Tailong shares in exchange for 10,606,158 shares of newly issued restricted common stock of the Company, whereby the Tailong stockholders obtained control of the Company. In this connection, Tailong became a wholly-owned subsidiary of the Company.

As a result of the acquisition of Tailong, the Company became a fertilizer manufacturer and conducts operations in the People's Republic of China (the "PRC") through its wholly-owned subsidiary, Tailong, and Tailong's 90% owned subsidiary, Pacific Dragon Fertilizers Co. Ltd. ("Pacific Dragon").

Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducts Tailong's only business operation. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Investment Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Association provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in 11 provinces of China. Pacific Dragon conducts ongoing research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. The principal researchers in Pacific Dragon are Liu Shuhua and Liu Kangde. Our major products include "LvLingBao II", LvLingBao III" and "Tailong I".

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

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS (CONT'D)

On April 21, 2005, the Company filed a Definitive Form 14C - Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 giving notice that the Company received written consents in lieu of a meeting from the holders of a majority of the Company's issued and outstanding common stock of a proposal to amend and restate the Company's Certificate of Incorporation (the "Restatement") to effect, among other things, a forward stock split whereby each share of issued and outstanding common stock is converted into 1.14 shares of the Company's common stock. The Definitive Form 14C became effective on May 12, 2005 when the Company filed its amended and restated Certificate of Incorporation with the Secretary of the State of Delaware. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

On July 6, 2006 our new factory Anhui Agritech Agricultural Development Co. Ltd. ("Anhui Agritech") was set up in Anhui province. The new facility serves Anhui, Hubei, and Henan provinces. The Company has already established 10 regional sales centers in these three provinces.

On September 20, 2006 our new factory Agritech Fertilizer Company Limited ("Beijing Agritech") was set up in Beijing. This facility serves as the primary syrup concentrate production center, converting factory and research and development institute. The Company already has nine regional sales centers established in this region.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2005. The results of the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

a.     Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tailong, and its 90% owned subsidiary, Pacific Dragon, and its wholly-owned subsidiary Agritech Fertilizer Company Limited ("Beijing Agritech"), and its wholly-owned subsidiary Anhui Agritech Agricultural Development Co. Ltd. ("Anhui Agritech") (collectively "the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

d.     Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $17,259,379, net of allowance of $728,916, as of September 30, 2006.

e.     Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $1,466,190 as of September 30, 2006.

f.     Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value using weighted average method. The management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the nine month periods ended September 30, 2006 and 2005.

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

j.     Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine month periods ended September 30, 2006 and 2005 were $446,983 and $422,270, respectively. Advertising costs for the three month periods ended September 30, 2006 and 2005 were $119,606 and $182,012, respectively.

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

l.     Foreign currency translation

The Company uses the United States dollar ("U.S. dollar") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, that being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

n.     Earning per share (EPS)

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board ("APB") Opinion No.15 ("APB 15"). Earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

o.     Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS No. 131 has no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment, that being the manufacture and marketing of fertilizers in China.

p.     Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

In June 2005, the FASB ratified the Emerging Issues Task Force ("EITF") consensus to amend EITF No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights". The EITF agreed to amend the Protective Rights section of this consensus, as well as Example of Exhibit 96-16A, to be consistent with the consensus reached in Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similarly Entity When the Limited Partners Have Certain Rights." The provisions of this amendment should be applied prospectively to new investments and to investment agreements that are modified after June 29, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement on its financial statements.

In March 2006 FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets" ("SFAS No.156"). This Statement amends SFAS Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

q.     Recent Accounting Pronouncements (cont'd)

This Statement:

1.     Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.     Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.     Permits an entity to choose 'Amortization Method' or "Fair Value Measurement Method" for each class of separately recognized servicing assets and servicing liabilities.

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

5.     Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

r.     Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     RESTRICTED CASH

Proceeds amounting to $1,350,000 from the issuance of shares during the year 2005 were deposited in an escrow account. The purchase price was to be released from escrow. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds was kept in a trust account for a certain corporate communication program. At September 30, 2006, the Company had $178,345 in this account for the corporate communication program.

4.     INVENTORIES

Inventories consist of the following as of September 30, 2006:

Raw materials	$389,861
Packing materials	79,379
Finished goods	438,341
$907,581

5.     PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of September 30, 2006:

Prepaid expense and others for normal business purpose	$238,379

6.     AMOUNT DUE TO A DIRECTOR

The amount due to a director represents the director remuneration to a director, which was unsecured, non-interest bearing and had no fixed repayment date. As of September 30, 2006, amount due to a director amounted to $20,588.

7.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of September 30, 2006:

Manufacturing machinery	$1,580,026
Leasehold improvements	164
Office equipment	224,080
Motor vehicles	286,002
Construction-in-progress	612,592
2,702,864
Less: Accumulated depreciation	(431,858)

$2,271,006

Depreciation expense for the nine month periods ended September 30, 2006 and 2005 were $90,471 and $77,385, respectively.

8.     INCOME TAXES

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

The Company is subject to PRC Enterprise Income Tax at a rate of 33% on the net income. The income tax expenses for the nine month periods ended September 30, 2006 and 2005 are $3,188,858 and $2,331,309, respectively. The income tax expenses for the three month periods ended September 30, 2006 and 2005 are $938,523 and $493,846, respectively.

No provision for deferred tax (benefit) has been made for the PRC tax jurisdiction as no significant deferred tax liabilities or assets existed as of either September 30, 2006 or 2005.

9.     EARNINGS PER SHARE

Basic and diluted earnings per share for the nine month and three month periods ended September 30, 2006 and 2005 were determined by dividing net income for the years by the basic and diluted weighted average number of common shares outstanding.

10.    RELATED PARTY TRANSACTIONS

On January 6, 2005, Pacific Dragon entered into a License Agreement with Mr. Chang Yu, CEO and director of the Company. Under this License Agreement, Mr. Chang Yu authorized Pacific Dragon to use the know-how in manufacturing organic liquid compound fertilizer owned by him for free until December 31, 2009.

The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with Harbin Yinlong Enterprise Co. Ltd. ("Yinlong"), the joint venture partners holding 10% equity interest in Pacific Dragon to lease two factory plants and one office building with a total floor area of 7,018 square meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB 1,200,000 (equivalent to $144,578). The tenancy agreement was revised by increasing the annual rent to RMB 3,600,000 (equivalent to $442,800) effective from July 1, 2005. During the nine month period ended September 30, 2006, the Company paid RMB 2,700,000 (equivalent to $337,230) to Yinlong.

11.    MINORITY INTERESTS

The amount represents the ownership by the minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, of an interest in Pacific Dragon, a 90% subsidiary.

12.    CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

Pacific Dragon, Anhui Agritech, and Beijing Agritech's operations are all carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

Pacific Dragon, Anhui Agritech, and Beijing Agritech's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The operations'results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

13.    COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

On January 13, 2006, the Company entered into a stock purchase agreement for the sale of 4,800,000 shares of the Company's common stock for $2.50 per share for a total of $12,000,000. The proceeds were received in March 2006. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital.

14. STOCK OPTIONS

The Company adopted SFAS No. 123R under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $2,398 and $0 in share-based compensation expense for the nine month period ended September 30, 2006 and 2005, respectively. There was no stock options issued in year 2005. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

On May 10, 2006, the Company granted an unrelated party 12,500 stock options vesting over 5 years proportionately. The option exercise price is $3.50. The fair value of the shares at the time of granting of the options was $3.00. Following is a summary of the stock option activity:

		Weighted
		Average Exercise	Aggregate Intrinsic
	Options outstanding	Price	Value
Outstanding, December 31, 2005	0	$0.00	$0.00
Granted	12,500	$3.50	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2006	12,500	$3.50	$0.00

Following is a summary of the status of options outstanding at September 30, 2006:

Outstanding Options				Exercisable Options
Average
		Remaining	Average		Average Exercise
Exercise Price	Number	Contractual Life	Exercise Price	Number	Price
$3.50	12,500	4.50	$3.50	12,500	$3.50

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	4.05%
Expected life of the options	5.00 years
Expected volatility	80%
Expected dividend yield	0

15.     STATUTORY RESERVES

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

In accordance with the PRC Company Law, the Company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of September 30, 2006 amounted to $1,667,085.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount included in the statutory reserves as of September 30, 2006 amounted to $833,542.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements column

This Quarterly Report on Form 10-Q, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that are based on the beliefs of China Agritech's management, and involves risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words "believe," "expect," "anticipate," "projects," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of this Form 10-Q; and any statements of assumptions underlying any of the foregoing. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Except as otherwise indicated by the context, references in this report to "China Agritech," "we," "us," or "our," are references to the combined business of China Agritech, Inc. and its wholly-owned subsidiary, China Tailong Holdings Company Limited, along with China Tailong Holdings Company Limited's 90% owned subsidiary Pacific Dragon Fertilizers Co., Ltd. References to "Tailong" are references to China Tailong Holdings Company Limited and references to "Pacific Dragon" are references to Pacific Dragon Fertilizers Co., Ltd. References to "China" or "PRC" are references to "People's Republic of China." References to "RMB" are to Renminbi, the legal currency of China, and all references to "$" are to the dollar, the legal currency of the United States.

OVERVIEW

China Agritech is a holding company whose direct and indirect subsidiaries, primarily Tailong and its subsidiary, Pacific Dragon, manufacture and sell organic liquid compound fertilizers and related products which are made from the combination of organic elements, inorganic elements, microelements and other active and stimulative agents.

Our main products include "LvLingBao II," "LvLingBao III," "Tailong I" and other customized, crop specific fertilizers which are tailored to customers' specific requirements. Our products promote photosynthesis, root system growth and transmission of nutrients to seeds; equilibrate absorption of nutrients and speed a plant's maturity; eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels; accelerate the accumulation of photosynthesis materials and cell concentration; increase reservation ability, resistance and the utilization rate of basic fertility; and increase efficacy along with neutral or acidic pesticides. Our products can be applied by our customers on a widespread basis through large scale spraying operation by machine or aircraft.

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

Recent Developments

On July 6, 2006 our new factory in Anhui province started production. The new facility serves China's Anhui, Hubei, and Henan provinces, which account for approximately 15% of total arable land and 23% of total annual fertilizer use in China. China Agritech has already established 10 regional sales centers in these three provinces. The Anhui factory has an initial capacity of 2,000 metric tons per year.

On September 20, 2006 our new factory in Beijing opened. This facility serves as the primary syrup concentrate production center, converting factory and research and development institute. The syrup production center has capacity for 5,000 metric tons per year, and is expected to supply each of the new regional facilities we plan to open over the next several years. The converting factory, which is where the fertilizer formulas are customized to the local region and plants, has capacity for 2,000 metric tons per year and will serve Hebei, Shandong and Shanxi provinces. This region comprises 19.5 million hectares, or 15%, of China's arable land and uses 8.5 million metric tons, or 18%, of the total fertilizer used in China each year. China Agritech already has nine regional sales centers established in this region.

The relocation of our R&D center to Beijing is designed to enhance China Agritech's reputation as a national company in China. We believe that the new location allows for better communication with important government agencies, such as the Ministry of Agriculture, which should help expedite expansion throughout China and support our Research and Development initiatives.

We plan to open additional converting facilities in Xinjiang and Chongqing by year-end. Once all four facilities are operational, we will have capacity for 13,000 metric tons per year, a 160% increase in capacity from the end of 2005. Every 1,000 metric tons of additional converting capacity equates to approximately $7.0 million in potential annual sales.

We have also initiated efforts to sell our products on the global market. On June 1, 2006, we entered into a distribution contract with KDK Co., Ltd. ("KDK") through which we appointed KDK as distributor of our Tailong "Luse Shengji" liquid organic compound fertilizers ("Products") in the Kyrgyz Republic. On the same day, we entered into a distribution contract with Aheqi, Co., Ltd. ("Aheqi") through which we appointed Aheqi as distributor of our Products in the Russia Republic. Pursuant to the distribution contracts, KDK and Aheqi must respectively meet a 150-ton sales target of Products.

The functional currency of the Company is Chinese Renminbi, the PRC's official currency. Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.28: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies.

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

Industry Wide Trends that are Relevant to Our Business

The fertilizer industry in China is in the process of rapid and continuous development. China is the largest producer, importer and consumer of fertilizers in the world. Total consumption of fertilizers is expected to increase over the next decade and we believe this trend will impact favorably on the demand for our products and will result in growth in sales of fertilizers and increased revenue for us.

Another trend that affects our industry is the growing demand for compound fertilizers. The percentage of compound fertilizer consumption to total fertilizer consumption in China rose from 2% in 1980 to 26% in 2004. We anticipate continued growth in demand for liquid compound fertilizers and believe our revenue will grow because of the continued increase in demand.

The Chinese government is providing legal and economic incentives to foster the development of the agriculture industry and encourage companies in the agriculture sector to become bigger and build name recognition. We plan to utilize the policy support to expand our operations in various parts of China and to improve our name recognition in the market.

Competition

China is the world's largest consumer of fertilizers and we believe that the prospects for continued growth are positive. Our experience is that the compound fertilizer industry in China is highly fragmented, consisting of numerous smaller regional manufacturers and larger, domestic and international competitors.

We compete with approximately 300 small-sized Chinese fertilizer manufacturers. The number of small fertilizer manufacturers and companies selling fertilizer products increases and decreases from time to time. The smaller competitors in the fertilizer industry with whom we compete typically manufacture and market liquid compound fertilizers with annual output of less than 1,000 metric tons. We believe that most of the smaller fertilizer producers in China do not utilize national brand name recognition as a basis for promoting their products. Also, due to economies of scale, we believe that these smaller producers are generally less cost effective, have lower quality control and minimal product development capabilities. In addition, most of their products consist of single or dual chemical nutrients, which we believe are generally less effective at boosting the growth of plants as compared to our organic liquid compound fertilizers.

Another group of competitors consists of international fertilizer producers and trading companies that import fertilizers into China. Imported fertilizer products range from fertilizers with a single chemical element, such as urea, phosphate and potash, to standard Nitrogen, phosphor and kalium compound fertilizers. The quality of imported fertilizers is generally higher and more stable than fertilizers, like ours, which are produced in China. Due to tariffs, duties and license fees imposed on imported fertilizer products and high shipping and transportation expenses, however, we believe that imported fertilizers are generally less price competitive than Chinese fertilizer products. In addition, the Chinese government imposes an annual quota on fertilizer products that can be imported into China. China is expected to open its retail and wholesale fertilizer markets to non-Chinese companies by December 11, 2006. Because fertilizer products usually need to be specifically formulated for local plant, soil and climate conditions, we believe that there are not many foreign competitors in our selected markets that are capable of producing customized fertilizers that compete with our products. Nevertheless, as a result of the opening of the fertilizer market to foreign producers, the amount of fertilizer imported to China will rise significantly and we expect to face more competition from non-Chinese fertilizer manufacturers.

Results of operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.

The following table summarizes the results of our operations during the three month period ended September 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the 2005 fiscal period to the 2006 fiscal period:

All amounts, other than percentages, in millions of U.S. dollars

	3 Month	3 Month
	Period Ended	Period Ended	Increase	% Increase
Item	on 9/30/06	on 9/30/05	(Decrease)	(% Decrease)
Net Revenue	7.6	5.8	1.8	32.0%
Cost of Revenue	(3.6)	(3.2)	0.4	12.3%
Selling Expenses	(0.7)	(0.8)	(0.1)	(12.0%)
Operating and
Administrative
Expenses	(1.1)	(0.7)	0.4	65.1%
Income From
Operations	2.3	1.1	1.1	98.0%
Other Income
(Expenses)	(0.0)	(0.0)	0.0	0
Income Tax	(0.9)	(0.5)	0.4	90.0%
Minority Interest	(0.2)	(0.1)	0.1	59.4%
Net income	1.1	0.5	0.6	110.9%

Net Revenue

Our net revenue for the three months ended September 30, 2006 amounted to $7,601,819, which is approximately $1,841,412 or 32% more than that of the same period ended on September 30, 2005, in which we had revenue of $5,760,407. The increase in net revenue is mainly attributable to the change of delivery time as well as improvement of product mix. In 2005, some orders that had historically been delivered in the third quarter were delivered earlier in the second quarter of 2005, while in 2006, this did not happen. In addition, we increased the sales of Tailong I, which has a higher selling price than our other products, from 37 tons in the third quarter of 2005 to 330 tons in the third quarter of 2006.

Cost of Revenue

Our cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, was $3,589,872 for the three month period ended September 30, 2006, an increase of $392,784 or 12.3%, as compared to $3,197,088 for the three month period ended September 30, 2005. The increase was primarily due to an increase in sales of our fertilizer products which required us to purchase more raw materials. The percentage of the cost of revenue to the total revenues was 47.2% and 55.5% for the three month periods ended on September 30, 2006 and 2005, respectively, a decrease of approximately 8.3%. This was primarily due to reduced material cost as a result of improved production cost control measures, as well as increased sales of higher margin products.

Selling Expenses

Our selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $679,211 for the three month period ended September 30, 2006, as compared to $771,690 for the same period ended September 30, 2005, a decrease of $92,479 or approximately 12%. The decrease was primarily attributable to reduced sales related travel and promotion expenses in Harbin.

Operating and Administrative Expenses

Our operating and administrative expenses, which consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses, were $1,076,929 for the three month period ended September 30, 2006, as compared to $652,407 for the same period ended September 30, 2005, an increase of $424,522 or approximately 65.1%. The increase was mainly attributable to the start up costs associated with our new branch offices, as well as the accrued certain bad debt allowance in Pacific Dragon.

Environmental Laws Compliance Costs

We incurred no cost for environmental compliance for the three month period ended September 30, 2006 and 2005.

Income From Operations

Income from operations was $2,255,807 for the three month period ended September 30, 2006, as compared to $1,139,222 for the same period ended September 30, 2005, an increase of $1,116,585 or approximately 98.0%. The increase was mainly attributable to better product mix and improved cost control.

Other Income and Expenses

Total other expenses were $18,508 for the three month period ended September 30, 2006, as compared to $359 for the same period ended September 30, 2005.

Income Taxes

Our Chinese subsidiaries are taxed at a rate of 33% of assessable profit. We incurred income taxes of $938,523 for the three month period ended on September 30, 2006. This is an increase of $444,677 or 90.0% from the taxes we incurred in the three month period ended September 30, 2005, which were $493,846. We incurred more taxes in the three months ended September 30, 2006 mostly because of the higher income in the three month period ended on September 30, 2006 compared to 2005.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $190,550 and $119,542 for the three month period ended September 30, 2006 and 2005, respectively, reflecting the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $455,468 for the three month period ended September 30, 2006 as compared with a foreign currency translation gain of $0 in the same period ended September 30, 2005. On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed RMB to appreciate as much as 0.3% per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the three month period ended September 30, 2006. The exchange rates of RMB1:US$ 0.1265 and RMB1:US$ 0.1249 were implemented in calculating the total assets/liabilities and statement of income, respectively. This results in a $455,463 increase in the foreign currency translation gain for the three month period ended September 30, 2006 as compared with $0 for the three month period ended September 30, 2005.

Net Income

We earned net income of $1,108,226 for the three month period ended September 30, 2006. This is an increase of $582,751 or approximately 110.9% from the same period ended September 30, 2005 which had a net income of $525,475. This increase is mainly attributable to increased sales and gross margin.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

The following table summarizes the results of our operations during the nine month period ended September 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the 2005 fiscal period to the 2006 fiscal period:

All amounts, other than percentages, in millions of U.S. dollars

	9 Month	9 Month
	Period Ended	Period Ended	Increase	% Increase
Item	on 9/30/06	on 9/30/05	(Decrease)	(% Decrease)
Net Revenue	23.5	20.9	2.6	12.4%
Cost of Revenue	(11.3)	(11.1)	0.2	1.8%
Selling Expenses	(1.8)	(2.2)	(0.3)	(14.4%)
Operating and
Administrative
Expenses	(2.3)	(2.3)	0.0	0.6%
Income From
Operations	8.1	5.4	2.7	49.7%
Other Income
(Expenses)	(0.0)	(0.0)	0.0	0
Income Tax	(3.2)	(2.3)	0.9	36.8%
Minority Interest	(0.6)	(0.5)	0.2	36.8%
Net Income	4.2	2.6	1.6	62.2%

Net Revenue

Our net revenue for the nine months ended September 30, 2006 amounted to $23,522,609, which is approximately $2,592,156 or 12.4% more than that of the same period ended on September 30, 2005, in which we had revenue of $20,930,453. The increase in sales revenue is mainly attributable to the expansion of our customer base, as well as improvement in product mix.

Cost of Revenue

Our cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, was $11,307,639 for the nine month period ended September 30, 2006, an increase of $200,934 or 1.8%, as compared to $11,106,705 for the nine month period ended September 30, 2005. The increase was primarily due to an increase in sales of our fertilizer products which required us to purchase more raw materials. The percentage of the cost of sales to the total revenues are 48.1% and 53.1% for the nine month periods ended on September 30, 2006 and 2005, respectively, a decrease of approximately 5%. This was primarily due to reduced material cost as a result of improved production cost control measures, reduced outsourcing of packaging as compared to the same period of 2005, and increased sales of higher margin products.

Selling Expenses

Our selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $1,840,740 for the nine month period ended September 30, 2006, as compared to $2,150,488 for the same period ended September 30, 2005, a decrease of $309,748 or approximately 14.4%. The decrease was primarily attributable to reduced sales related travel and promotion expenses in Pacific Dragon, which more than offset the increased selling expenses in our new factories.

Operating and Administrative Expenses

Our general and administrative expenses, which consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses, were $2,286,372 for the nine month period ended September 30, 2006, as compared to $2,272,042 for the same period ended September 30, 2005, an increase of $14,330 or approximately 0.6%. The increase was mainly attributable to additional expenses related to the company's expansion.

Environmental Laws Compliance Costs

We incurred no cost for environmental compliance for the nine month period ended September 30, 2006 and 2005.

Income From Operations

Income from operations was $8,087,858 for the nine month period ended September 30, 2006, as compared to $5,401,218 for the same period ended September 30, 2005, an increase of $2,686,640 or approximately 49.7%. The increase was mainly attributable to increased sales revenue, more efficient production cost control, and reduced selling expenses in established markets.]

Other Income and Expenses

Total other expenses was $40,956 for the nine month period ended September 30, 2006, as compared to $347 for the same period ended September 30, 2005.

Income Taxes

Our Chinese subsidiaries are taxed at a rate of 33% of assessable profit. We incurred income taxes of $3,188,858 for the nine month period ended on September 30, 2006. This is an increase of $857,549 or 36.8% from the taxes we incurred for the same period in 2005, which were $2,331,309. We paid more taxes in the nine months ended September 30, 2006 mostly because of the higher income in the nine month period ended on September 30, 2006 compared to 2005.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $647,688 and $473,326 for the nine month period ended September 30, 2006 and 2005, respectively, reflecting the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $367,329 for the nine month period ended September 30, 2006 as compared with the foreign currency translation gain of $0 in the same period ended September 30, 2005. On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed RMB to appreciate as much as 0.3%per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the nine month period ended September 30, 2006. The exchange rates of RMB1:US$ 0.1265 and RMB1:US$ 0.1249 were implemented in calculating the total assets/liabilities and statement of income, respectively. This results in a $367,329 increase in the foreign currency translation gain for the nine month period ended September 30, 2006 from $0 in the same periods in 2005.

Net Income

We earned net income of $4,210,356 for the nine month period ended September 30, 2006. This is an increase of $1,614,120 or approximately 62.2% from the same period ended September 30, 2005 which had a net income of $2,596,236. This increase is mainly attributable to the increase of sales revenue, more efficient production cost control, and reduced selling expenses in established markets.

Liquidity and capital resources

As of September 30, 2006, we had cash and cash equivalents of $8,134,284, among which $178,345 is restricted cash. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (in thousands)

Nine Months Ended
September 30,

	2006	2005

Net cash provided by (used in)
operating activities	$ (2,009,605)	$ (1,147,324)
Net cash provided by (used in)
investing activities	$ (1,267,032)	$ 185,107
Net cash provided by (used in)
financing activities	$ 11,081,575	$ 1,350,000
Net cash flow	$ 7,804,938	$ 387,783

Operating Activities

Net cash used in operating activities was $2.0 million for the nine month period ended September 30, 2006 which is an increase of $0.9 million from the $1.1 million net cash used in operating activities for the same period in 2005. The increase was mainly due to growing accounts receivable in Pacific Dragon and inventory in newly established companies.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities in the nine month period ended September 30, 2006 was $1.3 million, which is primarily due to setting up new factories in Anhui and Beijing.

Financing Activities

Net cash provided by financing activities in the nine month period ended September 30, 2006 totaled $11.1 million as compared to $1.4 million provided by financing activities in the same period of 2005.

In fiscal year 2005, we raised a total of $1,350,000 from the sale of 590,283 (before the 1-for-1.14 forward stock split) and 235,516 (after the 1-for-1.14 forward stock split) shares of our common stock through private placement transactions. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds was kept in a trust account and earmarked for certain corporate communication and investor relations programs. As of September 30, 2006, the Company still had $178,345 in this account for the corporate communication program.

On January 13, 2006, we sold 4,800,000 shares of our common stock to 22 investors for a total of $12,000,000 in a private placement transaction.

Our current assets were $28,184,158 and our current liabilities were $2,835,195 as of September 30, 2006, which results in a current ratio of approximately 9.9. Our total stockholders' equity as of September 30, 2006 was $25,701,117. We had no bank loans or other interest bearing borrowings as of September 30, 2006.

We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of September 30, 2006, we did not have any material commitments for capital expenditures.

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

  Accounts Receivable: The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $17,259,379, net of allowance of $728,916 as of September 30, 2006.

  Advances to suppliers: The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $1,466,190 as of September 30, 2006.

  Inventories: Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value using weighted average method. The management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

  Impairment: The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the nine month periods ended September 30, 2006 and 2005.

  Revenue Recognition: The Company's revenue recognition policies are in compliance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company's revenue consists of invoiced value of goods, net of a value-added tax ("VAT"). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Foreign Currency Translation: The Company uses the U.S. dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese RMB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three month period ended September 30, 2006 and 2005.

Seasonality

We may experience seasonal variations in our future revenues and our operating costs due to seasonality. Our sales revenue is generally higher from March to September than the rest of the season.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We had no bank loans or other interest bearing borrowings as of September 30, 2006; therefore, we are not exposed to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and President, Yu Chang, and our chief financial officer, Lijun Peng, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Chang and Ms. Peng concluded that as of September 30, 2006, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBITS.

31.1 Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 2006

CHINA AGRITECH, INC.

By: /s/ Lijun Peng

Lijun Peng
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.