Form 10-K
period 2006-12-31
CHINA AGRITECH INC
filed 2007-04-02
CIK 1166389

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

□  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 000-49608

CHINA AGRITECH, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	75-2955368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A# Room 0706-0707, The Spaces International Center
No. 8, Dongdaqiao Road
Chaoyang District, Beijing 100020
People's Republic of China
(Address of principal executive office, including zip code)

(86) 10-58702123
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes □     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes □     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes □     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □	Accelerated filer □	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes □     No ☒

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was 11,486,470 and $37,331,027, respectively.

There were 19,143,615 shares of common stock outstanding as of December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Portions of the registrant's Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Report to "China Agritech," "we," "us," or "our," are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries. References to "Tailong" are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited, references to "Pacific Dragon" are references to Tailong's 90% owned subsidiary, Pacific Dragon Fertilizers Co. Ltd., references to "CAI" are to our wholly owned subsidiary, CAI Investment Inc., references to "Beijing Agritech" are to our wholly-owned indirect subsidiary, Beijing Agritech Fertilizer Ltd. and references to Anhui Agritech are to our wholly-owned subsidiary, Anhui Agritech Development Co. Ltd. References to "China" or "PRC" are references to the People's Republic of China. References to "RMB" are to Renminbi, the legal currency of China, and all references to "$" and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward Looking Statements

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We use words such as "believe," "expect," "anticipate," "project," "target," "plan," "optimistic," "intend," "aim," "will" or similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance, liquidity and capital resources and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others:

  general economic and business conditions in China and in the local economies in which we conduct business, which can affect demand for our products;

  changes in laws, rules and regulations governing the business community in China in general and the agriculture industry in particular;

  competition and competitive factors in the markets in which we compete;

  our ability to attract new customers;

  our ability to keep pace with technological developments in the agriculture industry, and to develop and commercialize new products;

  our ability to employ and retain qualified employees; and

  the risks identified in Item 1A. "Risk Factors," included herein.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of this Form 10-K; and any statements or assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

PART I

Item 1. Description of Business

China Agritech is a holding company whose direct and indirect subsidiaries, primarily Beijing Agritech and Tailong, and Tailong's subsidiary, Pacific Dragon, manufacture and sell organic liquid compound fertilizers and related agricultural products. The main raw material used in our products is humic acid which is a complex mixture of organic acids, produced mostly by the decomposition of plant material, and lignin, which is a complex polymer that binds to cellulose fibers and strengthens the cell walls of plants. The humic acid we used is mainly mined from a soft, brownish-black coal called lignite. In addition, our products contain inorganic mineral materials such as nitrogen, phosphorus and potassium and other active and stimulative agents.

Our main products include "LvLingBao III," "LvLingBao IV," "Tailong I" and other customized, crop specific fertilizers that are tailored to our customers' specific requirements. Our products promote photosynthesis, root system growth and transmission of nutrients to seeds; equilibrate absorption of nutrients and speed a plant's maturity; eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels; accelerate the accumulation of photosynthesis materials and cell concentration; increase reservation ability, resistance and the utilization rate of basic fertility; and foster the development of plant life along with neutral or acidic pesticides. Our products can be applied on a widespread basis via spraying by machine or aircraft.

China is the principal market for our products. Our products are primarily sold to farmers in 12 provinces in China: Heilongjiang, Hebei, Liaoning, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan and Guizhou. In 2006, we had annual production capacity of approximately 9,000 metric tons of organic liquid compound fertilizers. Our revenues are derived primarily from the sale of our organic liquid compound fertilizers and related agricultural products to our customers.

Background

Since May 2005, our corporate name has been China Agritech, Inc. We were originally incorporated as Argyle Mining Company under the laws of the State of Nevada on January 5, 1925, for the purpose of developing mining claims. Over the years, we changed our business model several times prior to our current business. On August 10, 2004, we merged with and into a newly formed wholly-owned Delaware subsidiary for the purpose of changing our corporate domicile from Nevada to Delaware. In February 2005, we completed our reverse acquisition transaction with Tailong, whereby Tailong become our wholly-owned subsidiary. See "— Acquisition of Tailong" below. In May 2005, we changed our name to China Agritech, Inc.

In 2006, we also initiated operations through two new subsidiaries, Anhui Agritech and CAI. Our business operations are primarily conducted through our indirect subsidiaries, Pacific Dragon and Beijing Agritech. Beijing Agritech supervises our Beijing operations, which serve as a research and development center and our primary syrup production center and converting factory.

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

Also on February 3, 2005, we completed a private placement in which we sold 590,284 shares of our common stock to two investors for gross proceeds to us of $1,000,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 thereunder. Each of the investors qualified as an "accredited investor" as defined by Rule 501 under the Securities Act.

On May 12, 2005, in connection with the reverse acquisition transaction, we amended our Certificate of Incorporation to: (1) change our name to "China Agritech, Inc." to reflect our new business of manufacturing and marketing agricultural products; (2) allow our Board of Directors to set the number of directors in accordance with our bylaws; and (3) effect a forward stock split whereby each share of our issued and outstanding common stock was converted into 1.14 shares of our common stock.

Tailong was incorporated on October 27, 2003, under the laws of Hong Kong. Tailong had no active operations until October 9, 2004, when it acquired 90% ownership of Pacific Dragon. Pacific Dragon conducts Tailong's only business operations. The remaining 10% ownership of Pacific Dragon is held by Yinlong Industrial Co. Ltd., or Yinlong, a limited company incorporated in the PRC. Mr. Yu Chang, our CEO, President and Secretary and a member of our Board of Directors, and Ms. Xiaorong Teng, our Chief Operating Officer and a member of our Board of Directors, own 85% and 15% of Yinlong, respectively. Yinlong provides wholesale and retail construction materials, automobile parts, mechanical equipment and wood products to companies in the PRC.

Pacific Dragon is an "equity joint venture" under Chinese foreign invested enterprise law. The legal structure of an "equity joint venture" is similar to that of a limited liability company organized under state laws in the United States. Pacific Dragon has registered capital of $500,000 and its Articles of Association provide for a business term of 15 years. Upon the expiration of the 15-year term, Pacific Dragon may apply for an extension of the term of its Articles of Association.

Our Current Organizational Structure

The chart below illustrates our corporate structure:

Subsequent Transactions and Activities

On January 13, 2006, we sold 4,800,000 shares of our common stock to 22 investors for a total of $12,000,000. The shares were offered and sold to investors in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 thereunder. A resale registration statement covering the shares sold in the private placement was filed with the U.S. Securities and Exchange Commission but was subsequently withdrawn.

During 2006, we established and reorganized our Beijing operations and opened a new factory in Beijing. Our Beijing factory serves as the primary syrup concentrate production center which is where our fertilizers are manufactured in liquefied form, converting factory and research and development institute. The syrup production center has capacity for 5,000 metric tons per year, and is expected to supply each of the new regional facilities we plan to open over the next several years. The converting factory, which is where the fertilizer formulas are customized to the local region and plants, has capacity for 2,000 metric tons per year and will serve Hebei, Shandong and Shanxi provinces. This region comprises 19.5 million hectares, or 15%, of China's arable land and uses 8.5 million metric tons, or 18%, of the total fertilizer used in China each year. We already have nine regional sales centers established in this region.

We believe that the relocation of our research and development center to Beijing will enhance our reputation as a national company in China. We believe that the new location allows for better communication with important government agencies, such as the Ministry of Agriculture, which should help expedite expansion throughout China and support our research and development initiatives.

In 2006 we also established a new production facility in Anhui province that will serve our markets in Anhui and surrounding areas and significantly increase our overall production capacity.

We expect to open additional converting facilities in Xinjiang and Chongqing by the end of 2007. Once the anticipated facilities are operational, we expect to have capacity for 13,000 metric tons per year, a 160% increase in capacity from the end of 2005.

We also initiated efforts to sell our products outside of China in 2006. On June 1, 2006, we entered into a distribution contract with KDK Co., Ltd. ("KDK") and Aheqi Co., Ltd. ("Aheqi") through which we appointed KDK and Aheqi, respectively, as distributors of our Tailong "Green Vitality" liquid organic compound fertilizers in the Kyrgyz Republic and the Russian Republic. Pursuant to the distribution contracts, KDK and Aheqi must meet certain sales targets.

Recent Developments

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises and will become effective on January 1, 2008. We expect that under the new corporate income tax law, the applicable income tax rate for our PRC subsidiaries is subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Industry Background and Our Principal Markets

China is the principal market for our organic liquid compound fertilizers and related agricultural products. Our products are primarily sold to farmers in 12 provinces in China: Heilongjiang, Hebei, Liaoning, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan and Guizhou.

China has the world's largest population of nearly 1.3 billion people. However, China's arable land on a per capita basis is only 0.04 hectare (Source: 2003 China statistics Yearbook), or approximately 50% of that present in the United States (Source: US Census Bureau, www.census.gov). This combination of limited arable land and a large and growing population has created a significant need to increase the output of crops per hectare in China. China's agricultural output increased 19% from 1988 to 2004 (the total crops output was 394,080,000 tons in 1988 as compared to 469,469,000 tons in 2004) (Source: PRC Ministry of Agriculture). An increase in the use of fertilizers - 8,840,000 tons were used in 1978 compared to 46,366,000 tons used in 2004 (Source: PRC Ministry of Agriculture) has contributed to this growth. As a subset of the broader fertilizer market, the use of compound fertilizers in China has likewise increased, from 2,720,000 tons in 1980 to 12,040,000 in 2004.

In order to improve the efficient utilization of fertilizer, the PRC Ministry of Agriculture encourages the use of organic compound fertilizers instead of single nutrients, such as urea, or chemical fertilizers. The percentage of compound fertilizer consumption to the total fertilizer consumption rose from 2% in 1980 to 26% in 2004. (Source: 2005 China Statistics Yearbook) However, the percentage of compound fertilizers consumption is still at a very low level compared with the average level of about 70% worldwide.

Principal Products and Services

Our products consist primarily of organic liquid compound fertilizers which are derived from natural sources. The main raw material used in our products is humic acid, which is a complex mixture of organic acids, produced mostly by the decomposition of plant material, and lignin, which is a complex polymer that binds to cellulose fibers and strengthens the cell walls of plants. The humic acid we used is mainly mined from a soft, brownish-black coal called lignite. In addition, our products certain "inorganic" (that is, mineral) elements (such as nitrogen, phosphorus and potassium), microelements (such as boron, iron, zinc, manganese and molybdenum) and other active and stimulative agents.

Since their inception, our operating subsidiaries have developed, tested, produced and sold various types of organic liquid compound fertilizers. Our main products include "LvLingBao III," "LvLingBao IV," "Tailong I" and other customized, crop special fertilizers which are tailored to customers' specific requirements. The characteristics and properties of our three main products are as follows:

LvLingBao III: This product consists of humic acid, nitrogen, phosphor, potassium, microelements (e.g., boron, iron, zinc, manganese and molybdenum), amino acid, active agent, stimulative agent and opsonin agent.

LvLingBao IV: This product consists of humic acid, nitrogen, phosphor, potassium, microelements (e.g., boron, iron, zinc, manganese and molybdenum), active agent, stimulative agent and opsonin agent. Formulated for large scale crops and suitable for jet spray delivery.

Tailong I: This product is used in the fertilization of a variety of crops and plants. Tailong I was developed on the base of LvLingBao III, with adjustments in the amount of amino acid, active agent and stimulative agent, in order that the nutrients can be better absorbed.

Our products can be used to:

  promote photosynthesis, root system growth and transmission of nutrients to seeds;

  equilibrate absorption of nutrients and speed a plant's maturity;

  eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels which improve plant quality and commercial value;

  accelerate the accumulation of photosynthesis materials and enhance the typical cellular processes of plants;

  increase the utilization rate of basic fertility;

  reduce the acidification and hardening of soil due to fertilizer and reduce its harmful effect on plants; and

  increase efficacy along with neutral or acidic pesticides.

Our products can be applied on a large scale basis via spraying by machine or aircraft.

In addition, in 2006 we organized and initiated our Beijing operations, which serve as the primary production and conversion center for the syrup and concentrate versions of our products.

Raw Materials and Our Principal Suppliers

The main raw material used in our products is humic acid. We also use other organic and inorganic elements. Humic acid is the main and unique component of organic liquid compound fertilizers. It is a complex mixture of organic acids, produced mostly by the decomposition of plant material and lignin which is a complex polymer that binds to cellulose fibers and strengthens the cell walls of plants.

Humic acid, through the chelation of ions, often has a favorable effect on living organisms. Chelation occurs when organic compounds form coordinate bonds with metals through two or more atoms of the organic compound. Humic acid affects soil weathering and fertility, the pH value and alkalinity of natural waters, trace metal chemistry and bioavailability (bioavailability is the degree or rate at which a substance is able to be absorbed), the degradation and transport of hydrophobic organic chemicals, the formation of disinfection byproducts during water treatment, and heterotrophic production in black-water ecosystems (heterotrophic producers require minerals and organic substrates to receive carbon for growth and development). Fluid humic acid fertilizer products are widely recommended as they can be easily mixed with water and sprayed.

Many minerals and organic elements are abundant in China. Humic acid is mined from a soft, brownish-black coal called lignite. China has large lignite reserves according to the survey of energy resources published by the World Energy Council.

There are numerous suppliers and vendors in China of the raw materials needed for our products. Our subsidiary Pacific Dragon has entered into written contracts with several suppliers and vendors. Our main suppliers are Inner-Mongolia Humic Acid Factory, Beijing Zhongxin Chemical Development Company and Shenzhen Hongchou Technology Company, which are our major suppliers of humic acid and chemical raw materials.

Our Distribution, Customers and Customer Programs

We sell most of our products through various regional distributors in China. We have established and maintained long term relationships with major distributors who we believe have local business experience and established regional sales networks. We hold an annual ordering conference for our major distributors to place purchasing orders through written sales agreements. In addition, our sales department holds ordering conferences with our distributors in various provinces, including Heilongjiang, Jilin, Liaoning, Hebei, Shandong, Jiangsu, Xinjiang and Sichuan from time to time to promote our products and maintain and strengthen these relationships. In addition, we also sell our products to end users directly. All purchasing orders on our products are served on a first come, first serve basis.

For the year ended December 31, 2006, distribution through our ten largest distributors accounted for approximately 34.2% of our total annual sales. Our three largest distributors are:

  Liaoning Shenyang Military District Subsidiary Farm, which is located in Liaoning Province and purchased approximately 4.0% of our organic liquid compound fertilizers in 2006.

  Xinjiang Construction Military Group, which is located in Xinjiang province and purchased approximately 3.7% of our organic liquid compound fertilizers in 2006.

  Heilongjiang Qiqihaer Agricultural Department, which is located in Heilongjiang province and purchased approximately 3.6% of our organic liquid compound fertilizers in 2006.

We provide our customers with a variety of customer services, including a technical support hotline service, conducting seminars and the provision of instructional DVDs.

We have also been marketing and promoting our products through the following means:

  Broadcasting on Chinese local TV channels, such as Heilongjiang Satellite Channel;

  Participation in activities organized by local governments to promote information about, and use of, fertilizers.

Competition

China is the world's largest consumer of fertilizer and fertilizer products and we believe that the prospects for continued growth are positive. Our experience is that the compound fertilizer industry in China is highly fragmented, consisting of numerous smaller regional manufacturers and larger, domestic and international competitors.

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

Another group of competitors consists of international fertilizer producers and trading companies that import fertilizers into China. Imported fertilizer products range from fertilizers with a single chemical element, such as urea, phosphate and potash, to standard Nitrogen, phosphor and kalium compound fertilizers. The quality of imported fertilizers is generally higher and more stable than fertilizers, like ours, which are produced in China. Due to tariffs, duties and license fees imposed on imported fertilizer products and high shipping and transportation expenses, however, we believe that imported fertilizers are generally less price competitive than Chinese fertilizer products. In addition, the Chinese government imposes an annual quota on fertilizer products that can be imported into China. Based on the Chinese government's WTO commitment, from December 11, 2006 China started to allow foreign companies to gain the right to retail and distribute fertilizers. Because fertilizer products usually need to be specifically formulated for local plant, soil and climate conditions, we believe that there are not many foreign competitors in our selected markets that are capable of producing customized fertilizers that compete with our products. Nevertheless, as a result of the opening of the fertilizer market to foreign producers, we expect that the amount of fertilizer imported to China will rise significantly and that we will face increasing competition from non-Chinese fertilizer manufacturers.

Intellectual Property

We have registered with the Trademark Office of the State Administration for Industry and Commerce of China the trademark for the "Tailong" logo (registration number: 836192), which is used on our products that are distributed in China. This trademark expires in 2016.

We rely on trade secrets to protect our proprietary technology and formulas. We currently do not own any patents and have not applied for patents on our proprietary technology and formulas because a patent application requires a detailed description of our technology and formulas which would be made available to the general public. We believe a patent application and disclosure of our technology and formulas would be detrimental to our future business. There are currently few competitors in China's organic liquid compound fertilizer market that are capable of producing customized fertilizers like our products. If knowledge of our formulas and processes are not tightly controlled, more competitors would likely emerge in this market. Only certain of our key executives have knowledge of our proprietary technology and formulas.

Mr. Yu Chang, our CEO, President, Secretary and director, has granted us a permanent license to use his know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. Mr. Chang is under contractual obligations to maintain the confidentiality of this technology and to refrain from licensing this technology to any third party or using the technology for his own benefit.

Employees

As of December 31, 2006, we had approximately 188 full-time employees, of which 21 were administrative and managerial staff, 96 were sales staff and 42 were manufacturing workers. We also hire temporary manufacturing workers to supplement our manufacture capabilities at periods of high demand. None of our employees is under collective bargaining agreements and they all reside in China. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We are required to contribute to the scheme at a rate determined as a percentage of an employee's average monthly salary. The compensation expenses related to this scheme was approximately $5,070, $0 and $0 for the years ended 2006, 2005 and 2004, respectively.

In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurance for all of our employees.

Research and Development

We conduct on-going research and development activities relating to the improvement of the organic liquid compound fertilizers we manufacture and the control of related manufacturing costs. Our primary research and development facilities are located in Beijing and our principal research team consists of Mr. Shuhua Liu and Mr. Kangde Liu. We spent approximately $21,900 (RMB 175,200) and $13,500 (RMB 108,000) on research and development in 2006 and 2005, respectively.

Government Regulation

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizers can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. All fertilizers that have completed in-the-field testing and test selling must obtain formal registration which, once obtained, is valid for five years and thereafter may be renewed for five year periods. We have obtained the necessary Formal Fertilizer Registration Certificate for all of our fertilizer products from the PRC Ministry of Agriculture. Such certificate was issued on September 3, 2002 and will expire in December 2007, at which time we will be required to renew the formal registration. We believe that we will be able to renew our formal registration, and obtain any new interim and formal registration that may be required on a timely basis and without significant cost.

As of December 31, 2006, we believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies. As of December 31, 2006, all license fees and filings are current.

If we were to lose any of these licenses, we would only have a limited time to re-apply for such licenses and would face possible regulatory fines. However, such licenses will generally only be revoked under rare circumstances, such as when illegal activities have occurred. We are not subject to any environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

Item 1A. Risk Factors

In addition to the other information presented in this Report, readers should carefully consider the following important factors. These factors, among others, have in some cases affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that may appear in this Report or that we have made or will make elsewhere.

Risks related to our financial condition

We may need to raise additional capital in the foreseeable future and may not be able to do so on terms favorable to us or you or at all.

As of December 31, 2006, we had approximately $6.5 million in cash. Based on current reserves and anticipated cash flow from our operations, we anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for the next twelve months. If we decide to expand our business operations more broadly than currently anticipated or if cash flows from operations are inadequate for our capital needs, we may seek to satisfy our future capital requirements from the sale of our securities in public or private offerings, or through loans from financial institutions or our controlling stockholders. Adequate funds may not be available when needed or on terms satisfactory to us. A lack of funds also may cause us to delay, reduce and/or abandon certain or all aspects of our organic liquid compound fertilizer product research and development programs, close facilities and/or lay-off employees which, in turn, will likely result in decreased sales and profits.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. In addition, such equity or convertible debt securities may have rights, preferences and privileges senior to those of our common stock. This may reduce a stockholder's return on investment or cause a complete loss in the investment.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than the ownership of our subsidiaries Pacific Dragon and Beijing Agritech. We have no current intention of paying dividends. As a holding company, if we decide to pay dividends in the future our ability to do so will depend upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. Our operating subsidiaries may be subject to restrictions on their ability to make distributions to us due to Chinese law, restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will not receive any dividends and will be unable to pay any dividends to our stockholders.

Risk related to our business.

Our business will be harmed if our major distributors reduce their orders or discontinue doing business with us.

As of December 31, 2006, we sell approximately 34.2% of our fertilizer products through ten major distributors, including Liaoning Shenyang Military District Subsidiary Farm, Xinjiang Construction Military Group and Heilongjiang Qiqihaer Agricultural Department. If some or all of these distributors reduce their orders or discontinue doing business with us, we could have difficulties finding new distributors to distribute our products and our revenues and net income could in turn decline considerably. Our reliance on these major distributors could also affect our bargaining power in getting favorable prices for our products. In addition, untimely payment and/or failure to pay by these major distributors would negatively affect our cash flow.

We depend heavily on Mr. Yu Chang, our CEO, President, Secretary and director, and without his services our prospects would be severely limited.

Our future business and results of operations depend in significant part upon the continuing contribution of Mr. Yu Chang, our CEO, President, Secretary and director. Mr. Chang has extensive experience in the liquid compound fertilizer industry and is directly involved in all of our business operations. Mr. Chang has a 3-year employment agreement with our subsidiary, Pacific Dragon, which expires on January 5, 2008. There can be no assurance that we will be able to retain Mr. Chang after the expiration of his employment agreement. If Mr. Chang ceases to be employed by us, we may have difficulty finding a suitable replacement with equal leadership and industry experience, and our business would suffer.

We depend heavily on skilled personnel, and any loss of such personnel, or the failure to continue to attract such personnel in the future, could harm our business.

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

Any disruption of the operations in our factories would damage our business.

All of our products are currently manufactured in our factories in Harbin, Beijing, and Anhui Province, China. We currently maintain insurance covering our manufacturing facilities, machinery and other leasehold improvements. However, we do not carry sufficient business interruption insurance. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, which would cause a potential diminution in sales, the cancellation of orders, damage to our reputation and potential lawsuits.

Although we plan to build additional facilities, we have not yet started construction of either facility, and we may not be able to complete such facilities in a timely manner. Even if we are able to complete construction and begin operations at our planned additional facilities, we will remain dependent to a large extent on our Beijing facility, which will produce the syrup concentrates used to manufacture our products at all of our facilities.

We currently rely on a small number of third parties to supply the key raw materials we use to produce our products.

Our business depends upon the availability of key raw materials, including humic acid, chemical raw materials and plastic goods. We rely on only a few external suppliers for these raw materials. In fiscal year 2006, we purchased approximately 14.8% of our humic acid from Inner-Mongolia Humic Acid Factory, approximately 33.8% of our chemical raw materials from Beijing Zhongxin Chemical Technology Development Co., and approximately 27.1% of our plastic goods from Shenzhen Hongchou Technology Company. We have entered into written agreements with all of these suppliers. If any of our major suppliers were to default or become unable to deliver the raw materials in sufficient quantities, we may be unable to purchase these raw materials from alternative sources on the same or similar terms, which could result in a significant increase in our operating costs. In addition, any disruption in the supply of our raw materials could cause delay in the delivery of our products which would be harmful to our sales reputation and business.

If we cannot protect the proprietary formula and manufacturing processes for our concentrated organic liquid compound fertilizer it could increase our competition and cause our operating results to suffer.

Our success will depend in part on our ability to protect our proprietary formula and manufacturing process for highly concentrated organic liquid compound fertilizer. We rely on trade secrets to protect our proprietary formulas and manufacturing processes. We have not applied for patents for our technology and formulas as we believe an application for such patents would result in public knowledge of our proprietary technology and formulas and could lead competitors to attempt to copy our products, thereby increasing competition. This could in turn result in a decrease of our market share and hurt our operating results. Our subsidiary Pacific Dragon has entered into a license agreement with Mr. Yu Chang, our CEO, President, Secretary and director, under which Mr. Chang granted us an exclusive license to use his know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. Under the license agreement, Mr. Chang has the obligation to maintain the confidentiality of this technology and is prohibited from freely licensing this technology to any third party or using the technology for his own benefit. In addition, only certain of our key executives have knowledge of our proprietary technology and formulas.

Despite these precautions, the legal regime protecting intellectual property rights in China is weak. If we are not able to fully protect our proprietary trade secrets, if our employees unintentionally or willfully disclose our confidential technology to competitors, or if our competitors independently develop similar or superior products, we may lose any competitive advantage that we currently have. If we are forced to take legal action to protect our proprietary formula and processes, we will incur significant expense and further could not guarantee a favorable outcome.

In addition, our competitors may counterfeit our products and use our trademark. These counterfeit products could damage our reputation and create confusion for our customers.

Certain of our officers and directors' associations with other business enterprises could impede their ability to devote ample time to our business and could pose conflicts of interest.

Mr. Yu Chang, our CEO, President, Secretary and director, and Ms. Xiaorong Teng, our Chief Operating Officer, serve as the chairman and a director, respectively, of Yinlong Industrial Co. Ltd. These existing responsibilities to another entity could limit the amount of time they can spend on our affairs. Mr. Chang currently spends about 90% of his time on our affairs and about 10% of his time on the affairs of Yinlong. Ms. Teng currently spends about 95% of her time on our affairs and about 5% of her time on the affairs of Yinlong. In addition, in carrying out their responsibilities for both us and Yinlong, Mr. Chang and Ms. Teng could face conflicts of interest from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are subject to these requirements beginning with this Report. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Risks related to our industry

Our operating results will suffer if the price of raw materials increases and we cannot pass the increased cost through to our customers.

The primary raw materials included in our products are humic acid, chemical raw materials and plastic goods. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstock, market demand, and freight costs. The prices for these raw materials may fluctuate significantly based upon changes in these forces. Our operating results may be seriously harmed if we are unable to pass any raw material price increases through to our customers.

The nature of the products that we manufacture could expose us to product liability claims.

Defects in, or unknown harmful effects caused by, organic and inorganic chemical and elements in our products could subject us to potential product liability claims that our products cause some harm to the human body or to property. We have obtained product liability insurance to cover claims from personal injuries or property damage caused by our products for the period from July 11, 2006 to July 10, 2007. However, such insurance coverage is limited to approximately $500,000 (RMB 4,000,000) and may not be sufficient to cover potential claims. A successful claim against us that is in excess of our insurance coverage could significantly harm our business and financial condition. As of the filing of this Report, no product liability claim has ever been brought against us.

Fertilizers pose certain safety risks.

The manufacture and use of fertilizers poses certain safety risks and can cause physical injury and sickness. Although we have adopted safety measures in our research, development and manufacturing processes, accidents may still occur. Any accident, either at the manufacturing phase or during the use of our products, may subject us to significant liabilities to persons harmed by these products.

If we cannot renew our fertilizer registration certificate, which expires in December 2007, we will be unable to sell some of our products which will cause our sales revenues to significantly decrease.

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five years. We have obtained a Formal Fertilizer Registration Certificate covering all of our fertilizer products from the PRC Ministry of Agriculture. Such certificate was issued on September 3, 2002 and will expire in December 2007.

Our belief is that the PRC Ministry of Agriculture generally will grant an application for renewal in the absence of illegal activity by the applicant. However, there is no guarantee that the PRC Ministry of Agriculture will grant renewal of our Formal Fertilizer Registration Certificate. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China which will cause the termination of our commercial operations.

Adverse weather conditions could reduce demand for our products.

The demand for our organic liquid compound fertilizer products fluctuates significantly with weather conditions, which may delay the application of the fertilizer or render it unnecessary at all. If any natural disasters, such as flood, drought, hail, tornado or earthquake, occur, demands for our products will be reduced. In addition, in some cases, we allow our distributors to purchase our products partially on credit. The distributors, in turn, may sell the fertilizer to farmers on credit. If any natural disaster occurs, reduced crop yields may cause farmers to default on their payments which could harm our cash flow and results of operations.

We face competition from numerous fertilizer manufacturers in China and elsewhere.

We compete with approximately 300 small-sized, local Chinese fertilizer manufacturers. The number of these small companies varies from time to time. While we may have greater resources than our smaller competitors, it is possible that these competitors have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and established local distribution channels within a small region. Furthermore, we face competition from international fertilizer producers and traders who import fertilizers into China. These imported products range from fertilizers with single chemical elements, such as urea, phosphate and potash, to standard nitrogen phosphate, potassium compound fertilizers. The quality of the imported products is generally higher and more stable than fertilizers produced in China. While our resources may not be as great as our larger competitors, we believe our product quality, sales network, brand recognition and sales network are superior

We will face greater competition as a result of the opening of the Chinese fertilizer market

Historically, imported fertilizers have been subject to tariffs, duties and quota imposed by the Chinese government. In connection with China's entry into the World Trade Organization, based on the WTO commitment, from December 11, 2006 China will start to allow foreign companies to sell and distribute fertilizers. As the Chinese fertilizer market starts to gain more market participants, we will face increased competition which may create pricing, supply and demand constraints and cause our profit margins to suffer.

Risks related to doing business in China

The constantly evolving legal system in China is unpredictable and may afford you and us inadequate legal protections.

We conduct most of our business in China, which utilizes a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involves uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits, such as requisite business licenses. In addition, all of our executive officers and directors are residents of China and not of the U.S., and substantially all the sets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

Our business will suffer if we lose our land use rights.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period up to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We have received the necessary land use right certificate for our primary operating facilities, but we can give no assurance that our land use rights will be renewed on terms favorable to us or renewed at all.

Accounting laws in China mandate accounting practices which may not be consistent with U.S. generally accepted accounting principles and therefore our financials and their interpretation involve uncertainties.

The PRC accounting laws require an annual "statutory audit" to be performed in accordance with PRC accounting standards and the books of foreign invested enterprises to be maintained in accordance with Chinese accounting laws. These Chinese accounting practices which may not be consistent with U.S. generally accepted accounting principles, or GAAP. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Noncompliance with such requirements may cause revocation of our business license. The translation of the financial statements from the requirements of the PRC to U.S. GAAP, requires interpretation and exercise of judgment.

Changes in China's political and economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on its economic development, but the government could change these economic reforms or any of its legal systems at any time. Changes could either benefit or damage our operations and profitability. Potential changes, among others, are the following:

  level of government involvement in the economy;

  control of foreign exchange;

  methods of allocating resources;

  balance of payments position;

  international trade restrictions; and

  international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

The Chinese government exerts substantial influence over the manner in which we conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership of business enterprises. Our ability to operate profitably in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations, including stricter environmental laws and regulations on the manufacture, storage, use and disposal of fertilizer and/or of certain chemicals used in the manufacture of fertilizer, that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action which could inhibit economic activity in China, and thereby harm the market for our products.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations implemented on September 8, 2006.

On September 8, 2006, the PRC Ministry of Commerce, or "MOFCOM," together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside of the PRC. Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the governmental agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Governmental approvals will have expiration dates by which a transaction must be completed and reported to the governmental agencies. Compliance with the regulations is likely to be more time consuming and expensive than in the past and the government now can exert more control over the combination of two businesses. Accordingly, due to these new regulations, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive and we may not be able to negotiate a transaction that is acceptable to our stockholders or will sufficiently protect their interests in a transaction.

The new regulations allow PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and the other government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulations also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulations may impede our ability to negotiate and complete a business combination transaction on financial terms which satisfy our investors and protect our stockholders' economic interests and we may not be able to negotiate a business combination transaction on terms favorable to our stockholders.

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

The value of our common stock will be affected by the foreign exchange rate between the U.S. dollar and the Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, if we need to convert U.S. dollars into Renminbi for our operational needs and the Renminbi has appreciated against the U.S. dollar at that time, our financial position and business, and the price of our common stock, may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

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

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 26, 2007, the closing bid and asked prices for our common stock were $2.83 per share and, therefore, it is designated a "penny stock." Although since February 3, 2005, we have met the net worth exemption from the "penny stock" definition, no assurance can be given that such exemption will be maintained. As a "penny stock," our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

Unless exempt, for any transaction involving a penny stock, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in the penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

Item 1B. Unresolved Staff Comments.

The registrant currently does not have any unresolved comments of issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

Item 2. Properties.

Our executive office is located at A# Room 0706-0707, The Spaces International Center, No. 8 Dongdaqiao Road, Chaoyang District, Beijing, China 100020. This office consists of approximately 318 square meters. The lease agreement has a three-year term which expires in May 2008. The monthly rental payment is approximately $3,625 (RMB 29,000).

We currently lease 9,878 square meters in the aggregate for office space and manufacturing facilities in Harbin, China where our subsidiary Pacific Dragon is located. The lease has a 10-year term which runs from January 1, 2004 to January 1, 2014. Our current rent due under this lease is approximately $450,000 (RMB 3,600,000) per year.

In addition, we have an office with a space of 200 square feet in Hong Kong which is located at Room 2008, 20/F, Wellable Commercial Building, 513 Hennessy Road, Causeway Bay, Hong Kong. The monthly rent payment is approximately $1,625 and the term of the lease expires on September 6, 2007.

Our new Beijing production facility measures 48,298 square feet and is located at M-2-8, Beijing Pinggu District Xingu Economic Development Zone. Our lease for the facility runs until September 5, 2011 and has a monthly rent of $6,250.

Our new Anhui office measures 130 square meters. The monthly rent for this space is $167, and the lease term runs from April 6, 2006 to April 6, 2007. Our new Anhui production center measures 1,138 square meters. The monthly rent for this space is $1,727, and the lease term runs from June 1, 2006 to May 31, 2016. Both the Anhui office and production center are located at No. 1188 of Chang Zheng Road, Bengbu City, Anhui Province.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for our Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "CAGC.OB." The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2006
1st Quarter	$ 4.75	$2.90
2nd Quarter	5.00	3.12
3rd Quarter	4.00	2.35
4th Quarter	3.50	2.41

Year Ended December 31, 2005
1st Quarter	$4.00	$0.10
2nd Quarter	3.00	1.90
3rd Quarter	4.50	2.05
4th Quarter	4.30	3.05

__________________
(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

On March 26, 2007, the closing price of our common stock on the OTCBB was $2.83.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Approximate Number of Holders of Our Common Stock

On December 31, 2006, there were approximately 34 holders of record of our common stock.

Dividend Policy

Our Board of Directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

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

Item 6. Selected Financial Data

The following table sets forth selected financial data on an historical basis for China Agritech. This data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

		Year ended December 31,
		2002	2003	2004	2005	2006
		(Unaudited)
Statement of operations data:
Net revenue		$6,411,015	$12,179,847	$15,850,044	$25,335,316	$29,525,577
Cost of revenue		(2,673,176)	(6,450,245)	(8,153,463)	(12,848,958)	(14,161,358)
Gross profit		3,737,839	5,729,602	7,696,581	12,486,358	15,364,219
Operating expenses
Selling expenses		(710,569)	(1,867,311)	(1,443,943)	(2,372,151)	(2,983,756)
Operating and administrative expenses		(553,559)	(835,715)	(517,831)	(1,993,522)	(2,015,252)
Total operating expenses		(1,264,128)	(2,703,026)	(1,961,774)	(4,365,673)	(4,999,008)
Income from operations		2,473,711	3,026,576	5,734,807	8,120,685	10,365,211
Other income (expense)
Merger costs		-	-	-	(640,000)	-
Other (expense) income		-	-	141,522	252	98,617
Finance costs		(3,111)	(3,269)	(115)	(412)	(3,590)
Total other income (expense)		(3,111)	(3,269)	141,407	(640,160)	95,027
Income before income taxes and minority interests		2,470,600	3,023,307	5,876,214	7,480,525	10,460,238
Provision for income taxes		(792,637)	(1,016,577)	(1,982,252)	(3,173,533)	(4,248,144)

Income before minority interests		1,677,963	2,006,730	3,893,962	4,306,992	6,212,094
Minority interests		-	-	(542,419)	(631,113)	(862,756)
Net income		1,677,963	2,006,730	3,351,543	3,675,879	5,349,338
Other comprehensive income
Foreign currency translation adjustment		-	-	-	228,566	372,722
Other comprehensive income		$1,677,963	$2,006,730	$3,351,543	$3,904,445	$5,722,060
Basic and diluted weighted average shares outstanding		n/a	13,435,143	13,435,143	13,945,937	18,735,944
per share	$	n/a	$0.15	$0.28	$0.26	$0.29

Cash flow data:
Net cash flows provided by (used in) operating activities		$(454,171)	$3,118,414	$1,674,393	$(111,618)	$(3,161,889)
Net cash provided by (used in) investing activities		456,539	(2,920,296)	(11,584)	(8,238)	(1,541,812)
Net cash provided by (used in) financing activities		(2,093)	(188,269)	(1,635,345)	323,154	11,028,393

		December 31,
		2002	2003	2004	2005	2006
Balance sheet data:		(Unaudited)
Cash and cash equivalents		$752	$10,601	$38,065	$255,831	$6,430,009
Working capital		2,863,702	3,679,137	4,249,437	10,230,715	26,502,571
Total assets		4,372,281	7,299,449	7,582,971	12,646,305	31,026,914
Total current liabilities		1,374,897	2,364,010	2,205,082	1,350,444	2,010,220
Long term liabilities		68,675	-	-	-	-
Total liabilities		1,443,572	2,364,010	2,205,082	1,350,444	2,010,220
Total stockholders' equity		2,028,709	4,935,439	5,377,882	10,057,951	26,856,119

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a holding company whose direct and indirect subsidiaries, primarily Pacific Dragon and Beijing Agritech, manufacture and sell organic liquid compound fertilizers and related agricultural products.

China is the principal market for our products. Our products are primarily sold to farmers in 12 provinces in China. Our revenues are derived primarily from the sale of our organic liquid compound fertilizers and related agricultural products to our customers.

Background

We were originally incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. Over the years, we changed our business model several times and, presently, we engage in the business of manufacturing and selling agricultural products. On August 10, 2004, we merged with and into a newly formed wholly-owned Delaware subsidiary for the purpose of changing our corporate domicile from Nevada to Delaware. The new entity maintained the same name and capital structure. On February 3, 2005, we completed a reverse acquisition transaction with Tailong whereby we issued 10,606,158 shares of our restricted common stock to the stockholders of Tailong in exchange for all of the issued and outstanding capital stock of Tailong. Tailong thereby became our wholly owned subsidiary and the former stockholders of Tailong became our controlling stockholders. In May 2005, following completion of the reverse acquisition transaction, we changed our name to China Agritech, Inc.

In September 2006, we organized our Beijing operations, which operate primarily as our research and development center. Our business operations are conducted through our wholly owned subsidiary, Beijing Agritech, and Tailong's 90% owned operating subsidiary, Pacific Dragon.

Recent Developments

Corporate Income Tax Law. On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises and will become effective on January 1, 2008. Under to the new corporate income tax law, the applicable income tax rate for our PRC subsidiaries is subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

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

A related trend that affects our industry is the growing demand for compound fertilizers. The percentage of compound fertilizer consumption to the total fertilizer consumption in China rose from 2% in 1980 to 26% in 2004. We believe our revenue will grow as a result of the continuing increase of the demand of compound fertilizers.

The Chinese government strongly encourages the development of the agriculture industry and encourages companies in the agriculture sector to become bigger and build name recognition. We plan to utilize this regulatory and political policy support to expand our operations in various parts of China and to improve our name recognition in the market.

Our industry faces increasing competition. See "Business — Competition." The increased level of competition puts pressure on the sales prices of our products, which may result in lower margin for us.

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

All amounts, other than percentages, in millions of U.S. dollars

	December 31,		Increase	% Increase
Item	2006	2005	(Decrease)	(% Decrease)
Sales Revenue	29.5	25.3	4.2	17%
Costs of Goods Sold	(14.1)	(12.8)	1.3	10%
Selling Expenses	(3.0)	(2.4)	0.6	25%
Operating and
Administrative
Expenses	(2.0)	(2.0)	-	-
Income from
Operations	10.4	8.1	2.3	28%
Other income
(expenses)	0.1	0.6	0.7	117%
Income tax	(4.3)	(3.2)	1.1	34%
Minority interest	(0.9)	(0.6)	(0.3)	50%
Net income	5.3	3.7	1.6	43%

Sales Revenues. Sales revenues increased $4,190,261, or 17 % to $29,525,577 for the year ended December 31, 2006 from $25,335,316 for the year in 2005. This increase was mainly attributable to the change of delivery time as well as improvement of product mix. In 2005, some orders that had historically been delivered in the third quarter were delivered earlier in the second quarter of 2005, while in 2006, this did not happen. In addition, we increased the sales of Tailong I, which has a higher selling price than our other products, from 1,209 tons of 2005 to 1,544 tons of 2006.

Cost of Goods Sold. Our cost of goods sold increased $1,312,400, or 10% to $14,161,358 for the year ended December 31, 2006 from $12,848,958 in the same period in 2005. The increase was primarily due to an increase in sales of our fertilizer products which required us to purchase more raw materials. This increase was due to the increase of the sales revenue. As a percentage of net revenues, the cost of goods sold decreased to 47.8% during the year ended December 31, 2006 from 50.6% in the same period of 2005. Such increase of gross margin was mainly attributable to the reduced material cost as a result of improved production cost control measures, as well as increased sales of higher margin products.

Gross Profit. Our gross profit increased $2,877,861 to $15,364,219 for the year ended December 31, 2006 from $12,486,358 for the same period in 2005. Gross profit as a percentage of net revenues was 52.2 % for the year ended December 31, 2006, as compared to 49.4% during the same period in 2005. Such increase was due to reduced material cost as a result of improved production cost control measures, as well as increased sales of higher margin products.

Administrative Expenses. Our administrative expenses did not change for the year ended December 31, 2006 compared to the same period in 2005. As a percentage of net revenues, administrative expenses decreased to 6.8% for the year ended December 31, 2006 from 7.9% for the same period in 2005. This percentage decrease was primarily attributable to more efficient controls of our administrative expenses.

Amortization and depreciation. Our amortization and depreciation expenses increase $52,391, or 50.9%, to $155,292 for the year ended December 31, 2006 from $102,901 for the same period in 2005. As a percentage of net revenues, expenses associated with amortization and depreciation increased to 0.5 % for the year ended December 31, 2006 from 0.4 % for the same period in 2005.

Selling expenses. Our selling expenses increased $611,605, or 25%, to $2,983,756 for the year ended December 31, 2006 from $2,372,151 for the same period in 2005. As a percentage of net revenues, our selling expenses increased to 10.2% for the year ended December 31, 2006 from 9.5 % for the same period in 2005. This increase was primarily attributable to the expansion of our distribution network from northern China to southern China and the increase in our advertising activities.

Total expenses. Our total expenses increased $633,335, or 3.9%, to $4,999,008 for the year ended December 31, 2006 from $4,365,673 for the same period in 2005. As a percentage of net revenues, our total expenses decreased to 16.9% for the year ended December 31, 2006 from 17.4% for the same period in 2005. This decrease was primarily attributable to more efficient controls of our administrative expenses.

Income from operations before taxes. Income from operations before taxes increased $2,979,713, or 39.8%, to $10,460,238 during the year ended December 31, 2006 from $7,480,525 during the same period in 2005. Income from operations before taxes as a percentage of net revenues increased to 35.6% during the year ended December 31, 2006 from 29.6% during the same period in 2005.

Provision for income taxes. Provision for income taxes increased $1,074,611, or 34%, to $4,248,144 during the year ended December 31, 2006 from $3,173,533 during the same period in 2005. Our effective tax rate for the year ended December 31, 2006, was 33%. Our 2007 effective tax rate is expected to be 33%.

Net income. Net income increased $1,673,459, or 46%, to $5,349,338 during the year ended December 31, 2006 from $3,675,879 during the same period in 2005, as a result of the factors described above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

All amounts, other than percentages, in millions of U.S. dollars
	December 31,		Increase	% Increase
Item	2005	2004	(Decrease)	(% Decrease)
Sales Revenue	25.3	15.8	9.4	60%
Costs of Goods Sold	(12.8)	(8.2)	4.6	56%
Selling Expenses	(2.4)	(1.4)	1.0	64%
Operating and
Administrative
Expenses	(2.0)	(0.5)	1.5	300%
Income from
Operations	8.1	5.7	2.4	42%
Other income
(expenses)	(0.6)	0	0.6	n/a
Income tax	(3.2)	(2.0)	1.2	60%
Minority interest	(0.6)	0	0.6	100%
Net income	3.7	3.7	0	0%

Sales Revenue.     Our sales revenue in fiscal year 2005 was $25,335,316, which is approximately $9,485,272 or 60% more than that of fiscal year 2004, where we had revenue of $15,850,044. The increase in sales revenue is primarily the result of the expansion of our distribution network from northern China to southern China and the increase of our advertising activities. In 2005, sales to new customers amounted to approximately $2.2 million, representing 9% of the total revenue. In the meantime, we have also recorded increased sales to our existing customers. We plan to continue our efforts in expanding the markets for our products and we anticipate that our sales revenue will continue to grow.

Costs of Goods Sold.    Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead expenses, were $12,848,958 for the year ended December 31, 2005, a increase of $4,695,495 or 56%, as compared to $8,153,463 for the year ended December 31, 2004. The proportions of cost of sales to total revenues are 50.72% and 51.44% for the years of 2005 and 2004, respectively, a decrease of approximately 1%. The main reason for this decrease is an improvement in cost control measures.

Selling expenses.    Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $2,372,151 in 2005, as compared to $1,443,943 in 2004, an increase of $925,208 or approximately 64%. We believe the increases in selling expenses were generally in line with the increase of sales revenue.

Operating and administrative expenses.    Our general and administrative expenses, which consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, were $1,993,522 in 2005, as compared to $517,831 in 2004, an increase of $1,475,691 or approximately 300%. The increase is also attributable to an increase of $102,637 traveling expenses and an expense of $136,275 incurred by Tailong which had minimal operation before its acquisition of Pacific Dragon in October 2004. The traveling expenses increased because of our expanded marketing efforts.

Environmental Laws Compliance Costs.    We incurred no cost for environmental compliance in fiscal years 2005 and 2004.

Income From Operations.    Income from operations was $7,480,685 in 2005, as compared to $5,734,807 in 2004, an increase of $1,745,878 or approximately 32%. The increase was mainly attributable to the increased sales revenue.

Other income (expenses).    Our other income (expenses), which consist primarily of merger costs, were $640,160 in 2005, as compared to $818 in 2004. The increase was mainly attributable to a one-time merger cost of $640,000, consisting of a financial advisory fee, attorneys' fees and other costs in connection with the reverse acquisition of Tailong in February 2005.

Income taxes.    Our Chinese subsidiaries are taxed at a rate of 33% of assessable profit. We incurred income taxes of $3,173,533 in 2005. This is an increase of $1,191,281or 60% from the taxes we incurred in 2004, which were $1,982,252. We paid more taxes in 2005 mostly because of higher income in 2005 compared to 2004.

Minority interest.    Our financial statements in 2005 reflect an adjustment to our consolidated group net income equal to $631,113, reflecting the 10% ownership of Pacific Dragon held by Yinlong. No minority interest was recorded in 2004.

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

Net Income.    We earned net income of $3,675,879 in fiscal year of 2005. This is a decrease of $77,494 or approximately 2% from fiscal year 2004 which had a net income of $3,753,373. The decrease of our net income in 2005 was mainly attributable to the one-time merger cost of $640,000.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $601,288 in fiscal year 2006 as compared with a foreign currency translation gain of $228,566 in 2005.

Liquidity and capital resources

As of December 31, 2006, we had cash and cash equivalents of $6,530,037. Our current assets were $28,512,791 and our current liabilities were $2,010,220 as of December 31, 2006 which results in a current ratio of approximately 14.2 Total stockholders' equity as of December 31, 2006, was $26,856,119.

We had no bank loans or other interest bearing borrowings as of December 31, 2006.

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

We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of December 31, 2006 we did not have any material commitments for capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

  Accounts Receivable: our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We had accounts receivable of $12,409,309 and $8,525,185, net of allowance of $170,236 and $164,739 as of December 31, 2006 and 2005, respectively.

  Advances to suppliers: we permit advances to certain vendors for purchase of our material. The advances to suppliers amounted to $8,038,974 and $2,076,252 as of December 31, 2006 and 2005, respectively.

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

  We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the years ended December 31, 2006 and 2005.

    Revenue Recognition: our revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Our revenue consists of invoiced value of goods, net of a value-added tax ("VAT"). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered. All of our products that are sold in the PRC are subject to a Chinese value-added tax at a predetermined rate of 6% of the gross sales price. The total VAT paid for the year ended December 31, 2006 and 2005 were $1,749,001 and $1,532,000, respectively.

    Foreign currency translation: we use U.S. dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, we translate the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of our Company is Chinese Renminbi.

    In particular, Renminbi is the functional currency of our operating subsidiary Pacific Dragon. Until July 21, 2005, RMB had been pegged to the U.S. dollar at the rate of RMB 8.28 : $1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to U.S. dollars was adjusted to RMB 8.11 : $1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as U.S. dollar traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of U.S. dollars against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed     contracts.

    The rates used to translate Pacific Dragon's assets and liabilities at December 31, 2006 and its statement of income are RMB 1 : $0.128 and RMB 1 : $0.125, respectively. No representation is made that RMB amounts have been, or could be, converted into U.S. dollars at these rates.

  Off-Balance Sheet Arrangements

  We do not have any off-balance sheet arrangements.

  Inflation

  We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2006 and 2005. See also Item 1A. "Risk Factors — Risks related to doing business in China — Future inflation in China may inhibit our ability to conduct business in China."

  Seasonality

  We may experience seasonal variations in our future revenues and our operating costs due to seasonality, however, we do not believe that these variations will be material. However, weather may have a significant impact on our business as discussed under Item 1A. "Risk Factors — Risks related to our industry — Adverse weather conditions could reduce demand for our products."

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

  We had no bank loans or other interest bearing borrowings as of December 31, 2006; therefore, we are not exposed to interest rate risk.

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

  Item 8. Financial Statements and Supplementary Financial Data

  The full text of our audited consolidated financial statements as of December 31, 2006 and 2005 begins on page F-1 of this Report.

  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

  Item 9A. Controls and Procedures.

  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of our disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate errors or misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, any system of internal control, including our system, can provide only reasonable assurance regarding management's control objectives.

  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as December 31, 2006, the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

  Management does not expect that the Company's disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

  As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any other changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect these controls as of the end of the period covered by this Report.

  Item 9B. Other Information.

  None.

  Part III

  Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

  Directors and Executive Officers

  Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience for the last five years. Our directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers serve at the discretion of our Board of Directors.

Name	Age	Position

Yu Chang	52	Chief Executive Officer, President, Secretary and Director
Xiao Rong Teng	37	Chief Operating Officer
Tao Liang	42	Director
Li Jun Peng	66	Chief Financial Officer and Controller
Ming Fang Zhu	40	Vice President of Strategic Development
Ji Wei Zhang	38	Vice President of Administration
Wen Sheng Chen	39	Vice President of Sales

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

  Xiao Rong Teng: Ms. Teng has served as our Chief Operating Officer since February 3, 2005 and our director since June 2005. Ms. Teng has served as a director of Pacific Dragon since 2000. She has also served as a director of Tailong since its inception in 2003. Ms. Teng worked for Yinlong from 1994 to 2000 as the General Manager. She worked for Harbin Post & Telecommunication Bureau from 1992 to 1994.

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

  Mingfang Zhu: Mr. Zhu has been our Vice President of Strategic Development since January, 2006. He has served as a General Manager of Gateguard Information Security Co, Ltd in 2005, Mr. Zhu served as a Deputy General Manager of Hanbang Group. He has also served as a Part-time lawyers of Foreign law firms since May , 2001.

  Jiwei Zhang : Mr. Zhang has been our Vice President of Administration since August, 2005. Mr. Zhang has served as the Managing Director of Wusu-Salken beer Inc, in The Kyrgyz Republic from 2003 to 2005. From 2001 to 2003, Mr. Zhang served as the Chief accountant and Company Manager of Wusu Beer Group Company in Xinjiang China. From 1995 to 2001, Mr. Zhang served as the Manager and Deputy Director of Accounting Firm in Xinjiang China.

  Wen Sheng Chen: Mr. Chen has been our Vice President of Sales since September, 2006. He has served as the General Manager of Fortune Ng Fung Foot Co.,Ltd , in Hebei China, from 2001 to 2006. He has also served as the Deputy General Manager of Xinjiang Hops Co.,Ltd , in Xinjiang China, from 1995 to 2001. From 1992 to 1995, He has also served as a officer of the Department of Trade and Foreign in Chinese government. Mr. Chen graduated from Renmin University China.

  Board Composition and Meetings of the Board of Directors

  The Board of Directors is currently composed of three members: Yu Chang, Xiaorong Teng and Tao Liang. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. During 2006, our Board of Directors met in person 3 times and acted by unanimous written consent 3 times.

  Committees and Audit Committee Financial Expert

  We do not have a standing audit, nominating or compensation committee or any committee performing a similar function, although we may form such committees in the near future. Since we do not currently have an audit committee, we have no audit committee financial expert. Our entire Board of Directors handles the functions that would otherwise be handled by an audit committee.

  In the future, we may search for a qualified independent expert who would be willing to serve on our Board of Directors and who would be willing to act as an audit committee financial expert. Before retaining any such expert, our Board of Directors would make a determination as to whether such person is both qualified and independent.

  Independent Directors

  No member of our Board of Directors qualifies as an "independent director" under the listing requirements of NASDAQ.

  As we increase the membership of our Board of Directors, we may add directors who qualified as "independent directors," establish Board committees on which such independent directors may serve and adopt written Board committee charters, as appropriate, to assist in corporate governance.

  Policy Regarding Board Attendance

  Our directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

  Director Compensation

  No cash compensation or other compensation was paid to any member of our Board of Directors for services as a director during the fiscal year ended December 31, 2006 and we have no standard arrangement pursuant to which any director is compensated for his or her services in such capacity.

  The Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than those services ordinarily required of a director. In 2006, no such special remuneration was paid to any of our directors.

  All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting documentation of such expenses.

  Family Relationships

  There are no family relationships among our directors or officers.

  Code of Ethics

  Our Board of Directors adopted a Code of Ethics to which our Chief Executive Officer, Chief Financial Officer, Controller and any person who may perform similar functions are subject. Currently, Mr. Chang and Ms. Peng are our only officers subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to our Code of Ethics.

  The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the Board of Directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Chang serves as a director and since he is a controlling stockholder he is largely responsible for evaluating his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

  Item 11. Executive Compensation

  The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer and Controller, for services performed for us and our subsidiaries during the last three fiscal years in all capacities. Except for compensation paid to Mr. Chang, no executive officer received compensation of $100,000 or more in any of the last three fiscal years.

  SUMMARY COMPENSATION TABLE

Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
and		($)	($)	Awards	Awards	Incentive Plan	Value and	Compensation	($)
Principal				($)	($)	Compensation ($)	Nonqualified	($)
Position							Deferred
							Compensation
							Earnings
							($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(I)	(j)
Yu Chang,	2006	120,000
Chief
Executive	2005	120,000
Officer,
President,	2004	0
Secretary and
Director

Lijun Peng,	2006	0
Chief
Financial	2005	0
Officer and
Controller	2004	0

  Bonuses and Deferred Compensation

  In 2006, we had no established bonus, deferred compensation or retirement plan.

  Options and Stock Appreciation Rights

  We do not have a stock option or other equity incentive plan for the benefit of our named executive officers and directors, although we may adopt such equity based compensation plans in the future.

  Employment Contracts

  On January 6, 2005, our subsidiary Pacific Dragon entered into an employment agreement with Mr. Yu Chang pursuant to which Mr. Chang was hired as the General Manager of Pacific Dragon. The agreement has a three year term and is renewable upon mutual agreements between the parties. Under the agreement, Mr. Chang's annual salary will be determined based on his performance, but shall in no event be less than approximately $15,000 (RMB120,000). Mr. Chang does not receive any change in control or severance benefits under the Agreement.

  Payment of Post-Termination Compensation

  The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

  Limitation of Liability and Indemnification of Officers and Directors

  As permitted by Delaware law, we have adopted provisions in our amended and restated certificate of incorporation and bylaws that limit or eliminate the personal liability of our directors and officers to the fullest extent permitted by Delaware law, as it now exists or may in the future be amended, and against all expenses and liabilities reasonably incurred in connection with their service for or on our behalf. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper personal benefit from their action as directors.

  Compensation Discussion and Analysis

  Background and Compensation Philosophy

  We currently have two named executive officers, Yu Chang, our Chief Executive Officer, President and Secretary and the beneficial owner of 56.8% of our stock, and Lijun Peng, Chief Financial Officer and Controller. Our Board of Directors, on which Mr. Chang serves, has historically determined the compensation to be paid to Mr. Chang and Ms. Peng based on the Company's financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and the contributions made by Mr. Chang and Ms. Peng to the success of the Company.

  Our Board of Directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. No pre-established, objective performance goals or metrics have been used by the Board of Directors in determining the compensation of our executive officers. Mr. Chang is involved in the Board's deliberations regarding executive compensation and provides recommendations with respect to his and Ms. Peng's compensation.

  As our executive leadership and Board of Directors grows, our Board of Directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs, but we have no current plans to establish a compensation committee.

  Elements of Compensation

  We provide our executive officers solely with a base salary to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary has served the Company well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives discretionary bonuses, equity incentives, or other benefits for the Company to continue to be successful.

  Base Salary. The base salary paid to Mr. Chang and Ms. Peng during 2006 was $120,000 and $0 respectively. All such amounts were paid in cash. The value of base salary reflects each executive's skill set and the market value of that skill set in the sole discretion of the Board of Directors.

  Discretionary Bonus. Historically, we have not paid bonus compensation to our executive officers and no bonus compensation was paid to our executive officers in 2006. If the Board of Directors determines to do so in the future, it will be on an ad hoc basis to recognize superior performance by executive officers as determined in the sole discretion of the Board of Directors.

  Equity Incentives. The Company and its subsidiaries have not established an equity based incentive program and have not granted stock based awards as a component of compensation. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our Board of Directors determines that it is in the best interest of the Company and its stockholders to do so.

  Retirement Benefits. Our executive officers are not presently entitled to company-sponsored retirement benefits.

  Perquisites. We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive's compensation.

  Deferred Compensation. We do not provide our executives the opportunity to defer receipt of annual compensation.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise stated, the address of all persons in the table is c/o China Agritech, Inc., A# Room 0706-0707, The Spaces International Center, No. 8 Dongdaqiao Road, Chaoyang District, Beijing, China 100020.

Title of	Name & Address of Beneficial	Office	Amount and Nature of	Percent of
Class	Owner		Beneficial Ownership(1)	Class(2)

Common	Yu Chang (3), (4)	Director, Chief Executive Officer,	10,881,918	56.84%
Stock		President and Secretary
Common	Xiaorong Teng	Chief Operating Officer	604,552	3.16%
Stock		and Director
Common	Tak Shing Wong	Vice President of Sales	-0-	*
Stock
Common	Tao Liang(5)	Director	-0-	*
Stock
Common	Lijun Peng	CFO and Controller	-0-	*
Stock
Common	Tik Man Tsoi(6)	Vice President of Administration	-0-	*
Stock
Common	China Tailong Group Limited(3), (5) (6)		10,881,918	60%
Stock
	All officers and directors as a group
	(6 persons named above)		11,486,470	60%

* Less than 1%.
(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 19,143,615 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).

(3)	Including 9,188,935 shares of our common stock held by China Tailong Group Limited of which Mr. Chang has 65% ownership.

(4)	Including 1,692,983 shares of our common stock held by Mr. Yu Chang who has 65% ownership of China Tailong Group Limited.

(5)	Mr. Liang is a 5% owner of China Tailong Group Limited.

(6)	Mr. Tsoi is a 30% owner of China Tailong Group Limited.

  Item 13. Certain Relationships and Related Transactions and Director Independence

  Related Parties Transactions

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

  On January 6, 2005, our subsidiary Pacific Dragon entered into a license agreement with Mr. Chang. Under this license agreement, Mr. Chang granted an exclusive license to Pacific Dragon for the use of know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. On December 3, 2005, Mr. Chang and Pacific Dragon entered into another license agreement pursuant to which the term of the license was extended to a permanent license.

  Director Independence Standards

  The Company's Board of Directors has determined that no member of the Board of Directors qualifies as an "independent director" in accordance with the listing requirements of NASDAQ.

  Item 14. Principal Accounting Fees and Services.

  Kabani & Co. LLP, Certified Public Accountants, was the Company's independent registered public accounting firm engaged to examine the Company's consolidated financial statements for the fiscal year ended December 31, 2006 and 2005. Weinberg & Co., P.A. was the Company's independent registered public accounting firm engaged to examine the financial statements of the Registrant for the fiscal years ended January 31, 2004, 2003 and 2002.

  Fees for the fiscal years ended December 31, 2006 and 2005

  Audit Fees

  The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $227,688 and $81,311, respectively.

  Audit Related Fees

  The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

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

  Board of Directors Pre-Approval Policies and Procedures

  Our Board of Directors has not adopted a policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

  Part IV

  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  2.1** Agreement and Plan of Reorganization, dated as of December 25, 2004, as amended, by and among China Agritech, Inc. (then named Basic Empire Corp), Tailong Holdings and Tailong Holding Stockholders.

  3.1** Amended and Restated Certificates of Incorporation of China Agritech, Inc.;

  3.2** Bylaws of China Agritech, Inc. adopted on 2005.

  3.3** Bylaws of Tailong adopted on October 21, 2003.

  3.4** Articles of Association of Pacific Dragon adopted on June 9, 2004.

  10.1** Transfer Agreement, dated as of June 8, 2004, by and among shareholders of Pacific Dragon

  10.2** Escrow Agreement dated January 25, 2005 by and among the Company, Chinamerica Fund, LLP, Gary Evans, and the Securities Transfer Corporation.

  10.3** Stock Purchase Agreement dated February 3, 2005, by and among Chinamerica Fund, LLP, Gary Evans and the Company

  10.4** License Agreement between Chang Yu and Pacific Dragon dated January 6, 2005.

  10.5** Employment Contract between Chang Yu and Pacific Dragon.

  10.6** Lease between Pacific Dragon and Yinlong dated December 30, 2003.

  10.7** Transfer of Capital Contribution and Profit Agreement dated June 8, 2004, by and among Tailong Holdings, Harbing Yinlong Co. Ltd., Beijing Taiming Applied Technology Institute, and Cathay-Pacific Enterprises Ltd.

  10.8** Joint Venture Contract of Sino-foreign Contractual Joint Venture Pacific Dragon dated June 9, 2004.

  10.9** Stock Purchase Agreement dated June 13, 2005 by and among Chinamerica Fund, LLP, Steven S. Taylor, Jr. and the Company.

  10.12** Amendment to the Lease Agreement, dated June 28, 2005, by and between Pacific Dragon Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd.

  10.13** Lease Agreement, dated May 31, 2004, by and between China Tailong Holdings Company Limited and Upgrade International Trading Co., Ltd.

  10.14** Lease Agreement, dated May 15, 2005, by and between China Tailong Holdings Company Limited and Beijing Guangxin Long'An Real Estate Brokerage Co., Ltd.

  10.16** Permanent License Agreement, dated December 3, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd.

  14** Code of Ethics

  21.1* Subsidiaries of the Registrant

  31.1* Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a) *

  31.2* Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a) *

  32.1* Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

  32.2* Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

  * Filed herewith
  ** Previously filed

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AGRITECH, INC.

April 2, 2007	By:/s/ Yu Chang
(Date Signed)	Yu Chang, Chief Executive Officer, President, and
Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Yu Chang	Chief Executive Officer, President, Secretary	April 2, 2007
Yu Chang	and Director

/s/ Li Jun Peng	Chief Financial Officer and Controller	April 2, 2007
Li Jun Peng

/s/ Xiaorong Teng	Chief Operating Officer and Director	April 2, 2007
Xiaorong Teng

/s/ Tao Liang	Director	April 2, 2007
Tao Liang

  Report of Independent Registered Public Accounting Firm

  Board of Directors and Stockholders of
  China Agritech and Subsidiaries

  We have audited the accompanying consolidated balance sheet of China Agritech Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders' deficit, and cash flows for the two year periods ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Agritech Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the two year periods ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

  /s/ Kabani & Company, Inc.
  Certified Public Accountants

  Los Angeles, California
  March 10, 2007

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$6,430,009	$255,831
Restricted cash	100,028	275,000
Accounts receivable, net	12,239,073	8,525,185
Inventories	1,322,244	72,827
Advances to suppliers	8,038,974	2,076,252
Prepayments and other receivables	382,463	376,064

Total Current Assets	28,512,791	11,581,159

Property, Plant and Equipment, net	2,514,123	1,065,146

Total Assets	$31,026,914	$12,646,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$108,886	$115,024
Accrued expenses and other payables	871,495	616,363
Amount due to related parties	954	56,702
Tax payables	1,028,885	562,355
Total Current Liabilities	2,010,220	1,350,444
Minority Interests	2,160,575	1,237,910
Commitments	-	-
Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000
shares authorized, shares issued and outstanding
19,143,615 and 14,343,615
	19,144	14,344
Additional paid-in capital	12,619,049	1,547,741
Statutory reserves	2,790,916	1,731,067
Accumulated other comprehensive income	601,288	228,566
Retained earnings	10,825,722	6,536,233
Total Stockholders' Equity	26,856,119	10,057,951
Total Liabilities and Stockholders' Equity	$31,026,914	$12,646,305
The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Net revenue	$29,525,577	$25,335,316	$15,850,044
Cost of revenue	(14,161,358)	(12,848,958)	(8,153,463)
Gross profit	15,364,219	12,486,358	7,696,581
Operating expenses
Selling expenses	(2,983,756)	(2,372,151)	(1,443,943)
Operating and administrative expenses	(2,015,252)	(1,993,522)	(517,831)
Total operating expenses	(4,999,008)	(4,365,673)	(1,961,774)
Income from operations	10,365,211	8,120,685	5,734,807
Other income (expense)
Merger costs	-	(640,000)	-
Other (expense) income	98,617	252	933
Finance costs	(3,590)	(412)	(115)
Total other income (expense)	95,027	(640,160)	818
Income before income taxes and minority interests	10,460,238	7,480,525	5,735,625
Provision for income taxes	(4,248,144)	(3,173,533)	(1,982,252)
Income before minority interests	6,212,094	4,306,992	3,753,373
Minority interests	(862,756)	(631,113)	(542,419)
Net income	5,349,338	3,675,879	3,210,954
Other comprehensive income
Foreign currency translation adjustment	372,722	228,566	-
Other comprehensive income	$5,722,060	$3,904,445	$3,210,954
Basic and diluted weighted average shares outstanding	18,735,944	13,945,937	13,435,143
Basic and diluted net earnings per share	$0.29	$0.26	$0.28

Basic and diluted weighted average shares outstanding are the same as there is no antidilutive effect.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common stock
						Other
	Number of		Partners'	Additional	Statutory	comprehensive	Retained
	shares	Amount	capital	paid-in-capital	reserves	income	earnings	Total

Balance at January 1, 2004	241,833	$242	$450,575	$(241)	$-	$21,714	$4,463,150	$4,935,440
Stock issued for cash	11,849,796	11,850	-	(11,838)	-	-	-	12
Changes due to merger between entities under common control	-	-	(450,575)	276,131	-	797	-	(173,647)
Net income for the year	-	-	-	-	-	-	3,753,373	3,753,373
Dividend paid during the year	-	-	-	-	-	-	(3,137,297)	(3,137,297)
Transfer to statutory reserves	-	-	-	-	870,531	-	(870,531)	-
Balance at December 31, 2004	12,091,629	12,092	-	264,052	870,531	22,511	4,208,695	5,377,881

Recapitalization on reverse acquisition	1,343,514	1,344	-	(1,344)	-	-	-	-
Stock issued for cash	908,472	908	-	1,349,092	-	-	-	1,350,000
Reclassification and adjustment to minority interest	-	-	-	(64,059)	(89,895)	(49,207)	(397,910)	(601,071)
Foreign currency translation	-	-	-	-	-	255,262	-	255,262
Net income for the year	-	-	-	-	-	-	3,675,879	3,675,879
Transfer to statutory reserves	-	-	-	-	950,431	-	(950,431)	-
Balance at December 31, 2005	14,343,615	14,344	-	1,547,741	1,731,067	228,566	6,536,233	10,057,951
Stock issued for cash	4,800,000	4,800	-	11,074,905	-	-	-	11,079,705
Stock option expenses	-	-	-	(3,597)	-	-	-	(3,597)

Foreign currency translation	-	-	-	-	-	372,722	-	372,722
Net income for the year	-	-	-	-	-	-	5,349,338	5,349,338
Transfer to statutory reserves	-	-	-	-	1,059,849	-	(1,059,849)	-
Balance at December 31, 2006	19,143,615	$19,144	$-	$12,619,049	$2,790,916	$601,288	$10,825,722	$26,856,119

The accompanying notes are an integral part of these consolidated financial statements

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Cash flows from operating activities:
Net income	$5,349,338	$3,675,879	$3,753,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	(3,597)	-	-
Minority Interest	862,756	631,113	542,419
Depreciation	155,292	102,901	103,679
Loss on disposal of fixed assets	-	-	36,141
Delivery charges	-	-	(387)
Decrease / (Increase) in current assets:
Restricted cash	174,972	(275,000)	-
Accounts receivable	(3,357,026)	(2,759,236)	(3,581,853)
Prepayments and other receivables	(5,839)	(191,603)	336,386
Inventory	(1,502,205)	487,630	431,537
Advances to suppliers	(5,769,071)	(1,914,346)	-
(Decrease) / Increase in current liabilities:
Accounts payable	262,020	(281,234)	127,299
Tax payables	365,731	131,998	(50,489)
Accrued expenses and other payables	305,739	280,280	(23,712)
Net cash provided by (used in) operating activities	(3,161,889)	(111,618)	1,674,393

Cash flows from investing activities:
Acquisition of property & equipment	(1,541,812)	(8,238)	(11,789)
Proceeds from disposal of fixed assets	-	-	205
Net cash used in investing activities	(1,541,812)	(8,238)	(11,584)

Cash flows from financing activities:
Repayment of instalment loan	-	-	(9,639)
Payments to shareholders / related parties	(51,312)	(1,026,846)	1,511,579
Capital contributed	11,079,705	1,350,000	12
Dividend paid	-	-	(3,137,297)
Net cash provided by (used in) financing activities	11,028,393	323,154	(1,635,345)

Effect of exchange rate change on cash and cash equivalents	(150,513)	14,468	-

Net increase in cash and cash equivalents	6,174,178	217,766	27,464

Cash and cash equivalents, beginning of year	255,831	38,065	10,601

Cash and cash equivalents, end of year	$6,430,009	$255,831	$38,065

Supplement disclosure of cash flow information:
Income taxes paid	$3,760,570	$3,043,223	$2,066,497
Cash from issue of common stock placed in escrow account	$11,079,705	$1,350,000	$12

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

  On June 29, 2006, the Company established a wholly owned subsidiary, Anhui Agritech Agriculture Development Limited ("Anhui Agritech"). Anhui Agritech engages in the business of manufacturing and marketing in series of organic liquid compound fertilizers.

  On November 1, 2006, the Company and the stockholders of CAI Investment, Inc. (the "CAI stockholders") entered into an equity transfer agreement. The CAI stockholders transferred 100% equity interest in CAI Investment, Inc. ("CAI") to the Company in exchange for USD1,000.

  Prior to the equity transfer, CAI established a wholly owned subsidiary, Agritech Fertilizer Limited ("Agritech Fertilizer"). Agritech Fertilizer engages in the business of manufacturing and marketing in series of organic liquid compound fertilizers.

  2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.     Principle of consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tailong, Anhui Agritech, Agritech Fertilizer and its 90% owned subsidiary, Pacific Dragon (collectively "the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

  d.     Accounts receivable

  The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2006 and 2005, the Company had accounts receivable of $12,239,073 and $8,525,185, net of allowance of $170,236 and $164,739, respectively.

  e.     Advances to suppliers

  The Company advances to certain vendors for purchase of its material. As of December 31, 2006 and 2005, the advances to suppliers amounted to $8,038,974 and $ 2,076,252, respectively.

  f.     Inventories

  Inventories are valued at the lower of cost (determined on a weighted average basis) or net realizable value. The management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

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

  Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 15 years for machinery; 3 to 5 years for leasehold improvement, 5 to 10 years for office equipment; and 3 to 5 years for motor vehicles.

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

  The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2006 and 2005.

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

  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

  j.     Advertising costs

  The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $686,384, $428,040, and $246,840, respectively.

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

  The rates used to translate subsidiaries' assets and liabilities at December 31, 2006 and its statement of income are RMB1:US$0.128138 and RMB1:US$0.125434, respectively. No representation is made that RMB amounts have been, or could be, converted into US$ at these rates.

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

  Basic and diluted earning per share were $0.29, $0.26, and $0.28 for the years ended December 31, 2006, 2005 and 2004.

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

  In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

  q.     Recent Accounting Pronouncements (cont'd)

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

  In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

  In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

  1.     A brief description of the provisions of this Statement

  2.     The date that adoption is required

  3.     The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

  The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

  In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

  The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

  r.      Reclassifications

  Certain prior period amounts have been reclassified to conform to the current period presentation.

  3.     RESTRICTED CASH

  Proceeds amounting $1,350,000 from the issuance of shares during the year 2005 were deposited in an escrow account. The purchase price was to be released from escrow. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds was kept in a trust account for certain corporate communication program. At December 31, 2006 and 2005, the Company had $100,028 and $275,000 in this account for the corporate communication program.

  4.     INVENTORIES

  Inventories consist of the following as of December 31, 2006 and 2005:

	2006	2005

Raw materials	$483,100	$18,980
Packing materials	46,133	18,968
Finished goods	791,380	34,879
Work-in-progress	1,631	-
	$1,322,244	$72,827

  5.     PREPAYMENTS AND OTHER RECEIVABLE

  As of December 31, 2006 and 2005, Company had prepayments and other receivable was amounted to $382,463 and $376,064, respectively and include mainly prepaid rent and advanced travel expenses to employees.

  6.     PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following as of December 31, 2006 and 2005:

	2006	2005

Manufacturing machinery	$2,388,716	$1,171,266
Leasehold improvements	57,706	1,471
Office equipment	228,172	84,155
Motor vehicles	342,570	142,095
	3,017,164	1,398,987
Less: Accumulated depreciation	(503,041)	(333,841)

	$2,514,123	$1,065,146

  Depreciation expenses for the years ended December 31, 2006, 2005 and 2004 were $155,292, $102,901 and $103,679, respectively.

  7.     AMOUNT DUE TO RELATED PARTIES

  The amount due to related parties were the advances to the Company's officers and shareholders, and was unsecured, non-interest bearing and due on demand. As of December 31, 2006 and 2005, due to related parties amounted to $954 and $56,702, respectively.

  8.     ACCOUNTS PAYABLE

  Accounts payable consist of the following as of December 31, 2006 and 2005:

	2006	2005

Accounts payable are mainly payable to vendors	$108,886	$115,024

  9.     ACCRUED EXPENSES AND OTHER PAYABLES

  Accrued expenses and other payables of the following as of December 31, 2006 and 2005:

	2006	2005

Accrued liabilities for normal business purpose	$685,249	$590,440
Other payables for normal business purpose	186,246	25,923
	$871,495	$616,363

  As of December 31, 2006, accrued expenses include $577,571 accrued commission payables, $90,000 accrued professional expenses, and $17,678 other accrued expenses. Other payables include $148,395 vendor deposits and $37,851 payables to other parties.

  As of December 31, 2005, accrued expenses include $310,683 accrued commission payables, $60,000 accrued professional expenses, and $219,757 other accrued expenses. Other payables include $25,923 vendor deposits and payable to other parties.

  10.   TAX PAYABLES

  Tax payables consist of the following as of December 31, 2006 and 2005:

	2006	2005

Income tax payable	$880,716	$544,215
VAT tax payable	144,641	18,140
Individual income tax payable	1,002	-
Others	2,526	-
	$1,028,885	$562,355

  11.  OTHER INCOME (EXPENSES)

  Other income (expenses) consists of the following as of December 31, 2006, 2005 and 2004:

	2006	2005	2004

Merger cost	$-	$(640,000)	$-
Interest income	115,162	252	933
Listing fees	(2,852)	-	-
Exchange gain (loss)	(13,693)	-	-
Financial cost	(3,590)	(412)	(115)
	$95,027	$(640,160)	$818

  As of December 31, 2005, the Company incurred merger cost of $640,000 on the acquisition by the Company from the Tailong stockholders.

  12.   INCOME TAXES

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

  The Company is subject to PRC Enterprise Income Tax at a rate of 33% on the net income. The income tax expenses for the years ended December 31, 2006, 2005 and 2004 are $4,248,144, $3,173,533 and $1,982,252 respectively.

	2006	2005	2004

Tax at statutory rate	34%	34%	34%
Foreign tax rate difference	-1%	-1%	-1%

	33%	33%	33%

  Net operating loss carry forward for the US and Hong Kong tax jurisdictions amounted to $1,460,000, $2,004,000 and $0, for the years ended December 31, 2006, 2005, and 2004, respectively. A 100% valuation allowance has been recorded for the deferred tax asset of $746,400 due to uncertainty of its realization. There were no other significant book and tax basis difference.

  13.   MAJOR CUSTOMERS AND VENDORS

  There were no major customers which accounting over 10% of the total net revenue for the year ended December 31, 2006 and 2005. Ten major customers accounted for 34% and 49% of the net revenue for the years ended December 31, 2006 and 2005, respectively. The Company had $2,982,820 and $2,736,378 accounts receivable to theses customers as of December 31, 2006 and 2005, respectively.

  Three vendors provided 76% of the Company's purchase of raw materials for the year ended December 31, 2006 with each vendor individually accounting for about 34%, 27% & 15%. Three vendors provided 79% of the Company's purchase of raw material for the year ended December 31, 2005 with each individually accounting for about 65%, 18% and 8%. The Company had $74,785 and $53,922 accounts payable to these vendors as of December 31, 2006 and 2005, respectively.

  The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

  14.   RELATED PARTY TRANSACTIONS

  On January 6, 2005, Pacific Dragon entered into a License Agreement with Mr. Chang Yu, director of the Company. Under this License Agreement, Mr. Chang Yu authorized Pacific Dragon to use the know-how in manufacturing organic liquid compound fertilizer owned by him for free until December 31, 2009.

  The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with Harbin Yinlong Enterprise Co. Ltd. ("Yinlong"), the joint venture partners holding 10% equity interest in Pacific Dragon to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB1,200,000 (equivalent to $144,578). The tenancy agreement was revised by increasing the annual rent to RMB3,600,000 (equivalent to $442,800) effective from July 1, 2005. During the years ended December 31, 2006 and 2005, the Company paid RMB 3,600,000 (equivalent to $451,562) and RMB2,400,000 (equivalent to $295,200) to Yinlong respectively.

  15.   MINORITY INTEREST

  The amounts of $2,160,575 and $1,237,910, as of December 31, 2006 and 2005, represent the minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, interest in Pacific Dragon, a 90% subsidiary.

  16.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

  17.   STOCKHOLDERS' EQUITY

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

  18.   STOCK OPTIONS

  The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

  Primarily as a result of adopting SFAS No. 123R, the Company recognized $3,597 in share-based compensation expense for the year ended December 31, 2006 and $0 for the year ended December 31, 2005 as there was no stock options issued in year 2005. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

  On May 10, 2006, the Company granted an unrelated party 125,000 stock options vesting over 5 years proportionately. The option exercise price is $3.50. The fair value of the shares at the time of granting of the options was $3.00. Following is a summary of the stock option activity:

		Weighted
	Options	Average Exercise	Aggregate Intrinsic
	outstanding	Price	Value
Outstanding, December 31, 2005	0	$0.00	$0.00
Granted
		$3.50	$0.00
	125,000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2006	125,000	$3.50	$0.00

  Following is a summary of the status of options outstanding at December 31, 2006:

Outstanding Options				Exercisable Options

Average
		Remaining	Average		Average Exercise
Exercise Price	Number	Contractual Life	Exercise Price	Number	Price
$3.50	125,000	4.25	$3.50	125,000	$3.50

  The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	5.00 years
Expected volatility	80%
Expected dividend yield	0

  19.   STATUTORY RESERVES

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

  In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of December 31, 2006 and 2005 amounted to $1,860,610 and $1,169,455, respectively.

  The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount included in the statutory reserves as of December 31, 2006 and 2005 amounted to $930,306 and $561,612, respectively.

  20.   COMMITMENTS AND LEASES

  The Company incurred rent expenses $621,106 and $461,580 for the years ended December 31, 2006 and 2005. The rent expenses for the next five years after December 31, 2006 are as follows:

Year 2007	$635,515
Year 2008	557,918
Year 2009	546,892
Year 2010	546,892
Year 2011	524,941
Year 2012 and thereafter	992,434
$3,804,592