Form 10-K/A
period 2006-12-31
CHINA AGRITECH INC
filed 2007-04-19
CIK 1166389

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTES

China Agritech, Inc., or the Company, is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2006, or the 2006 Form 10-K, originally filed with the U.S. Securities and Exchange Commission on April 2, 2007, to amend the cover page, Item 6. “Selected Financial Data,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8. “Financial Statements and Supplementary Data,” Item 14. “Principal Accountant Fees and Services” and Item 15. “Exhibits and Financial Statement Schedules” as more specifically described in the Explanatory Notes 1-3 below.  The remainder of the information contained in the 2006 Form 10-K is not amended hereby and remains as set forth in the original filing.

Explanatory Note 1.

The 2006 Form 10-K contained a typographical error on its cover page which incorrectly stated that “Portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.”  In actuality, all information required by Part III of Form 10-K was included in the Company’s Form 10-K filed on April 2, 2007.

Explanatory Note 2.

The Company’s 2006 Form 10-K is amended by this Form 10-K/A to correct certain errors in the version of the audited financial statements of the Company for the fiscal years ended December 31, 2004 and December 31, 2005, included in the 2006 Form 10-K.  In particular, the financial statements included in the 2006 Form 10-K erroneously included certain reclassifications in the audited financial statements for the fiscal years ended December 31, 2004 and December 31, 2005.  In particular, the line items entitled “payments to shareholders / related parties,” “minority interest,” “Prepayments and other receivables,” “net cash provided by (used in) operating activities,” and “net cash provided by (used in) financing activities” in the Statement of Cash Flows have been corrected in the audited financial statements filed herewith.  These line item corrections had no effect on the Company’s net cash and cash equivalents.   Statement of Income and conforming changes have been made to Item 6. “Selected Financial Data” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Explanatory Note 3.

  The 2006 Form 10-K contained typographical errors in the dates in Item 14. “Principal Accountant Fees and Services” under the headings “— Audit Fees,” “— Audit Related Fees,” “— Tax Fees,” and “— All Other Fees.”  The aggregate fees which were reflected the Company’s Form 10-K filed on April 2, 2007 as having been paid in 2004 are actually the amounts that were paid in 2005 and the amounts reflected as having been paid in 2005 are actually the amounts that were paid in 2006.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE 2006 FORM 10-K OR MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Form 10-K/A to "China Agritech," "we," "us," or "our," are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries.  References to "Tailong" are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited, references to "Pacific Dragon" are references to Tailong’s 90% owned subsidiary, Pacific Dragon Fertilizers Co. Ltd., references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc., references to “Beijing Agritech” are to our wholly-owned indirect subsidiary, Beijing Agritech Fertilizer Ltd. and references to Anhui Agritech are to our wholly-owned subsidiary, Anhui Agritech Development Co. Ltd. References to "China" or "PRC" are references to the People's Republic of China.  References to "RMB" are to Renminbi, the legal currency of China, and all references to "$" and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward Looking Statements

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We use words such as "believe," "expect," "anticipate," "project," "target," “plan,” "optimistic," "intend," "aim," "will" or similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance, liquidity and capital resources and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include the risks identified in Item 1A. “Risk Factors,” included in the Company’s Form 10-K which was filed on April 2, 2007.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of the Company included in the Company’s Form 10-K filed on April 2, 2007; and any statements or assumptions underlying any of the foregoing.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Item 6.

  Selected Financial Data

The following table sets forth selected financial data on an historical basis for China Agritech. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A.

		Year ended December 31,
		2002	2003	2004	2005	2006
		(Unaudited)	(Unaudited)
Statement of operations data:
Net revenue		$6,411,015	$12,179,847	$15,850,044	$25,335,316	$29,525,577
Cost of revenue		(2,673,176)	(6,450,245)	(8,153,463)	(12,848,958)	(14,161,358)
Gross profit		3,737,839	5,729,602	7,696,581	12,486,358	15,364,219
Operating expenses
Selling expenses		(710,569)	(1,867,311)	(1,443,943)	(2,372,151)	(2,983,756)
Operating and administrative expenses		(553,559)	(835,715)	(517,831)	(2,633,522)	(2,015,252)
Total operating expenses		(1,264,128)	(2,703,026)	(1,961,774)	(5,005,673)	(4,999,008)
Income from operations		2,473,711	3,026,576	5,734,807	7,480,685	10,365,211
Other income (expense)
Other (expense) income		-	-	933	-	98,617
Finance costs		(3,111)	(3,269)	(115)	(160)	(3,590)
Total other income (expense)		(3,111)	(3,269)	818	(160)	95,027
Income before income taxes and
minority interests		2,470,600	3,023,307	5,735,625	7,480,525	10,460,238
Provision for income taxes		(792,637)	(1,016,577)	(1,982,252)	(3,173,533)	(4,248,144)

Income before minority interests		1,677,963	2,006,730	3,753,373	4,306,992	6,212,094
Minority interests		-	-	-	(631,113)	(862,756)
Net income		1,677,963	2,006,730	3,753,373	3,675,879	5,349,338
Other comprehensive income
Foreign currency translation adjustment		-	-	-	228,566	372,722
Other comprehensive income		$1,677,963	$2,006,730	$3,753,373	$3,904,445	$5,722,060
Basic and diluted weighted
average shares outstanding		n/a	13,435,143	13,435,143	13,945,937	18,735,944
Basic and diluted net earnings
per share	$	n/a	$0.15	$0.28	$0.26	$0.29
Cash flow data:
Net cash flows provided by (used in)
operating activities		$(454,171)	$3,118,414	$1,131,974	$163,382	$(3,336,862)
Net cash provided by (used in) investing
activities		456,539	(2,920,296)	(11,584)	(283,238)	(1,366,840)
Net cash provided by (used in) financing
activities		(2,093)	(188,269)	(1,092,926)	323,154	11,028,393

				December 31,
		2002	2003	2004	2005	2006
Balance sheet data:		(Unaudited)	(Unaudited)
Cash and cash equivalents		$752	$10,601	$38,065	$255,831	$6,430,009
Working capital		2,863,702	3,679,137	4,249,430	10,230,715	26,502,571
Total assets		4,372,281	7,299,449	7,582,971	12,646,305	31,026,914
Total current liabilities		1,374,897	2,364,010	2,205,089	1,350,444	2,010,220
Long term liabilities		68,675	-	-	-	-
Total liabilities		1,443,572	2,364,010	2,205,089	1,350,444	2,010,220
Total stockholders' equity		2,028,709	4,935,439	5,377,882	10,057,951	26,856,119

Item 7.

 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In September 2006, we organized our Beijing operations, which operate primarily as our research and development center.  Our business operations are conducted through our wholly owned subsidiary, Beijing Agritech, and Tailong’s 90% owned operating subsidiary, Pacific Dragon.

Recent Developments

Corporate Income Tax Law.  On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises and will become effective on January 1, 2008.  Under to the new corporate income tax law, the applicable income tax rate for our PRC subsidiaries is subject to change.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

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

Our industry faces increasing competition. See "Business — Competition" in the Company’s Form 10-K filed on April 2, 2007.  The increased level of competition puts pressure on the sales prices of our products, which may result in lower margins for us.

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

(All amounts, other than percentages, in millions of U.S. dollars)

	December 31,		Increase	% Increase
Item	2006	2005	(Decrease)	(% Decrease)
Sales Revenue	29.5	25.3	4.2	17%
Costs of Goods Sold	(14.1)	(12.8)	1.3	10%
Selling Expenses	(3.0)	(2.4)	0.6	25%
Operating and
Administrative
Expenses	(2.0)	(2.6)	(0.6)	(23%)
Income from
Operations	10.4	7.5	2.9	39%
Other income
(expenses)	0.1	0	0.1	n/a
Income tax	(4.3)	(3.2)	1.1	34%
Minority interest	(0.9)	(0.6)	0.3	50%
Net income	5.3	3.68	1.6	43%

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

Cost of Goods Sold.  Our cost of goods sold increase $1,312,400, or 10% to $14,161,358 for the year ended December 31, 2006 from $12,848,958 in the same period in 2005. The increase was primarily due to an increase in sales of our fertilizer products which required us to purchase more raw materials. This increase was due to the increase of the sales revenue.  As a percentage of net revenues, the cost of goods sold decreased to 47.8% during the year ended December 31, 2006 from 50.6% in the same period of 2005.  Such increase of gross margin was mainly attributable to the reduced material cost as a result of improved production cost control measures, as well as increased sales of higher margin products.

Gross Profit.  Our gross profit increased $2,877,861 million to $15,364,219 million for the year ended December 31, 2006 from $12,486,358 for the same period in 2005.  Gross profit as a percentage of net revenues was 52.2 % for the year ended December 31, 2006, as compared to 49.4% during the same period in 2005.  Such increase was due to reduced material cost as a result of improved production cost control measures, as well as increased sales of higher margin products.

Administrative Expenses. Our administrative expenses decreased $618,270, or 23%, to $2,015,252 for the year ended December 31, 2006 from $2,633,522 for the same period in 2005. As a percentage of net revenues, administrative expenses decreased to 6.8% for the year ended December 31, 2006 from 10.4% for the same period in 2005. This percentage decrease was primarily attributable to more efficient controls of our administrative expenses.

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

Total expenses. Our total expenses decreased $6,665, or 0.1%, to $4,999,008 for the year ended December 31, 2006 from $5,005,673 for the same period in 2005. As a percentage of net revenues, our total expenses decreased to 16.9% for the year ended December 31, 2006 from 19.8% for the same period in 2005. This decrease was primarily attributable to more efficient controls of our administrative expenses.

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

(All amounts, other than percentages, in millions of U.S. dollars)

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

Operating and administrative expenses.   Our general and administrative expenses, which consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, were $2,633,522 in 2005, as compared to $517,831 in 2004, an increase of $2,115,691 or approximately 409%.  This increase was mainly attributable to a one-time merger cost of $1,748,675, consisting of financial advisory fees, attorneys fees and other costs in connection with the reverse acquisition of Tailong in February 2005.  The increase is also attributable to an increase of $102,637 traveling expenses and an expense of $136,275 incurred by Tailong which had minimal operation before its acquisition of Pacific Dragon in October 2004. The traveling expenses increased because of our expanded marketing efforts.

Environmental Laws Compliance Costs.   We incurred no cost for environmental compliance in fiscal years 2005 and 2004.

Income From Operations.   Income from operations was $7,480,685 in 2005, as compared to $5,734,807 in 2004, an increase of $1,745,878 or approximately 32%. The increase was mainly attributable to the increased sales revenue.

Other income (expenses).    As we do not have any outstanding bank or other interest bearing borrowings, our financial expenses were approximately $160 and $115 in 2005 and 2004 respectively.

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

Foreign Currency Translation Gains

We had a foreign currency translation gain of $372,722 in fiscal year 2006 as compared with a foreign currency translation gain of $228,566 in 2005.

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

•

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

•

Accounts Receivable: our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We had accounts receivable of $12,239,073 and $8,525,185, net of allowance of $170,236 and $164,739 as of December 31, 2006 and 2005, respectively.

•

Advances to suppliers: we permit advances to certain vendors for purchase of our material. The advances to suppliers amounted to $8,038,974 and $2,076,252 as of December 31, 2006 and 2005, respectively.

•

Inventories: inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value. The management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

•

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

•

Revenue Recognition: our revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Our revenue consists of invoiced value of goods, net of a value-added tax (“VAT”). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered. All of our products that are sold in the PRC are subject to a Chinese value-added tax at a predetermined rate of 6% of the gross sales price. The total VAT paid for the year ended December 31, 2006 and 2005 were $1,749,001 and $1,532,000, respectively.

•

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

In particular, Renminbi is the functional currency of our operating subsidiary Pacific Dragon. Until July 21, 2005, RMB had been pegged to the U.S. dollar at the rate of RMB 8.28 : $1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to U.S. dollars was adjusted to RMB 8.11 : $1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as U.S. dollar traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of U.S. dollars against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The rates used to translate Pacific Dragon's assets and liabilities at December 31, 2006 and its statement of income are RMB 1 : $0.128 and RMB 1 : $0.125, respectively. No representation is made that RMB amounts have been, or could be, converted into U.S. dollars at these rates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2006 and 2005. See also Item 1A of the Company’s Form 10-K filed on April 2, 2007 under “Risk Factors — Risks related to doing business in China — Future inflation in China may inhibit our ability to conduct business in China.”

Seasonality

We may experience seasonal variations in our future revenues and our operating costs due to seasonality, however, we do not believe that these variations will be material. However, weather may have a significant impact on our business as discussed under Item 1A of the Company’s Form 10-K filed on April 2, 2007 under the heading “Risk Factors — Risks related to our industry — Adverse weather conditions could reduce demand for our products.”

Item 8. Financial Statements and Supplementary Financial Data

The full text of our audited consolidated financial statements as of December 31, 2006 and 2005 begins on page F-1 of this Report.

Item 14. Principal Accountant Fees and Services

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

Fees for the fiscal years ended December 31, 2006 and 2005

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $81,311 and $227,688, respectively.  The fees for 2006 were paid to Kabani & Company, Inc. while fees for 2005 included payments to Kabani & Company, Inc. as well as to Weinberg & Company, P.A.

Audit Related Fees

The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately $1,100 and $1,000, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

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

21.1**

Subsidiaries of the Registrant

31.1*

Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a)

31.2*

Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a)

32.1*

Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*

Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AGRITECH, INC.
April 19, 2007	By:/s/ Yu Chang
(Date Signed)	Yu Chang, Chief Executive Officer, President, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Yu Chang Yu Chang	Chief Executive Officer, President, Secretary and Director	April 19, 2007
/s/ Li Jun Peng Li Jun Peng	Chief Financial Officer and Controller	April 19, 2007
/s/ Xiaorong Teng Xiaorong Teng	Vice President of Sales and Director	April 19, 2007
/s/ Tao Liang Tao Liang	Director	April 19, 2007

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
April 19, 2007

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

CHINA AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

		2006		2005		2004
Net revenue		$29,525,577		$25,335,316		$15,850,044
Cost of revenue		(14,161,358)		(12,848,958)		(8,153,463)
Gross profit		15,364,219		12,486,358		7,696,581
Operating expenses
Selling expenses		(2,983,756)		(2,372,151)		(1,443,943)
Operating and administrative
expenses		(2,015,252)		(2,633,522)		(517,831)
Total operating expenses		(4,999,008)		(5,005,673)		(1,961,774)
Income from operations		10,365,211		7,480,685		5,734,807
Other income (expense)
Other (expense) income		98,617		-		933
Finance costs		(3,590)		(160)		(115)
Total other income
(expense)		95,027		(160)		818
Income before income
taxes and minority
interests		10,460,238		7,480,525		5,735,625
Provision for income taxes		(4,248,144)		(3,173,533)		(1,982,252)
Income before minority
interests		6,212,094		4,306,992		3,753,373
Minority interests		(862,756)		(631,113)		-
Net income		5,349,338		3,675,879		3,753,373
Other comprehensive
income
Foreign currency translation
adjustment		372,722		228,566		-
Other comprehensive
		5,722,060		3,904,445		3,753,373
income	$		$		$
Basic and diluted weighted
average shares outstanding		18,735,944		13,945,937		13,435,143
Basic and diluted net
earnings per share		$0.29		$0.26		$0.28

Baisc and diluted weighted average shares outstanding are the same as there is no antidilutive effect.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common stock
				Additional		Other
	Number of		Partners'	paid-in-	Statutory	comprehensive	Retained
	shares	Amount	capital	capital	reserves	income	earnings	Total
Balance at January 1,
2004	241,833	$242	$450,575	$(241)	$-	$21,714	$4,463,150	$4,935,440
Stock issued for cash	11,849,796	11,850	-	(11,838)	-	-	-	12
Changes due to merger
between entities under
common control	-	-	(450,575)	276,131	-	797	-	(173,647)
Net income for the year	-	-	-	-	-	-	3,753,373	3,753,373
Dividend paid during the
year	-	-	-	-	-	-	(3,137,297)	(3,137,297)
Transfer to statutory
reserves	-	-	-	-	870,531	-	(870,531)	-
Balance at December 31,
2004	12,091,629	12,092	-	264,052	870,531	22,511	4,208,695	5,377,881
Recapitalization on
reverse acquisition	1,343,514	1,344	-	(1,344)	-	-	-	-
Stock issued for cash	908,472	908	-	1,349,092	-	-	-	1,350,000
Reclassification and
adjustment to minority
interest	-	-	-	(64,059)	(89,895)	(49,207)	(397,910)	(601,071)
Foreign currency
translation	-	-	-	-	-	255,262	-	255,262
Net income for the year	-	-	-	-	-	-	3,675,879	3,675,879
Transfer to statutory
reserves	-	-	-	-	950,431	-	(950,431)	-
Balance at December 31,
2005	14,343,615	14,344	-	1,547,741	1,731,067	228,566	6,536,233	10,057,951
Stock issued for cash	4,800,000	4,800	-	11,074,905	-	-	-	11,079,705

Stock option expenses	-	-	-	(3,597)	-	-	-	(3,597)

Foreign currency
translation	-	-	-	-	-	372,722	-	372,722
Net income for the year	-	-	-	-	-	-	5,349,338	5,349,338
Transfer to statutory
reserves	-	-	-	-	1,059,849	-	(1,059,849)	-
Balance at December 31,
2006	19,143,615	$19,144	$-	$12,619,049	$2,790,916	$601,288	$10,825,722	$26,856,119

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$5,349,338	$3,675,879	$3,753,373
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	(3,597)	-	-
Minority Interest	862,756	631,113	-
Depreciation	155,292	102,901	103,679
Loss on disposal of fixed assets	-	-	36,141
Delivery charges	-	-	(387)
Decrease / (Increase) in current assets:
Accounts receivable	(3,357,026)	(2,759,236)	(3,581,853)
Other receivables	55,024	(65,730)	103,886
Inventory	(1,502,205)	487,630	431,537
Advances to suppliers	(5,769,071)	(1,914,346)	-
Prepayments	(62,887)	100,289	232,500
Other assets	2,024	(226,162)	-
(Decrease) / Increase in current liabilities:
Accounts payable	262,020	(281,234)	127,299
Tax payables	365,731	131,998	(50,489)
Accrued expenses and other payables	305,739	280,280	(23,712)
Net cash provided by (used in) operating activities	(3,336,862)	163,382	1,131,974
Cash flows from investing activities:
Acquisition of property & equipment	(1,541,812)	(8,238)	(11,789)
Restricted cash	174,972	(275,000)	-
Proceeds from disposal of fixed assets	-	-	205
Net cash used in investing activities	(1,366,840)	(283,238)	(11,584)
Cash flows from financing activities:
Repayment of instalment loan	-	-	(9,639)
Payments to shareholders / related parties	(51,312)	(1,026,846)	2,053,998
Capital contributed	11,079,705	1,350,000	12
Dividend paid	-	-	(3,137,297)
Net cash provided by (used in) financing activities	11,028,393	323,154	(1,092,926)
Net increase in cash and cash equivalents	6,324,691	203,298	27,464
Effect of exchange rate change on cash and cash equivalents	(150,513)	14,468	-
Cash and cash equivalents, beginning of year	255,831	38,065	10,601
Cash and cash equivalents, end of year	$6,430,009	$255,831	$38,065
Supplement disclosure of cash flow information:
Interest expense paid	$3,590	$160	$115
Income taxes paid	$3,760,570	$3,043,223	$2,066,497
Cash from issue of common stock placed in escrow account	$11,079,705	$1,350,000	$12

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

On June 29, 2006, the Company established a wholly owned subsidiary, Anhui Agritech Agriculture Development Limited (“Anhui Agritech”). Anhui Agritech engages in the business of manufacturing and marketing in series of organic liquid compound fertilizers.

On November 1, 2006, the Company and the stockholders of CAI Investment, Inc (the “CAI stockholders”) entered into an equity transfer agreement.  The CAI stockholders shall transfer 100% equity interest in CAI Investment, Inc. (“CAI”) to the Company in exchange for USD1,000.

Prior to the equity transfer, CAI established a wholly owned subsidiary, Agritech Fertilizer Limited (“Agritech Fertilizer”). Agritech Fertilizer engages in the business of manufacturing and marketing in series of organic liquid compound fertilizers.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

n.   Earning per share (EPS)

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

q.   Recent accounting pronouncements

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.    A brief description of the provisions of this Statement

2.    The date that adoption is required

3.    The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

7.   AMOUNT DUE TO RELATED PARTIES

The amount due to related parties were the advances to the Company’s officers and shareholders, and was unsecured, non-interest bearing and due on demand. As of December 31, 2006 and 2005, due to related parties amounted to $954 and $56,702, respectively.

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

10.  TAX PAYABLES

Tax payables consist of the following as of December 31, 2006 and 2005:

	2006	2005

Income tax payable	$880,716	$544,215
VAT tax payable	144,641	18,140
Individual income tax payable	1,002	-
Others	2,526	-
	$1,028,885	$562,355

11.  OTHER INCOME (EXPENSES)

Other income (expenses) consists of the following as of December 31, 2006, 2005 and 2004:

	2006	2005	2004

Interest income	$115,162	$-	$933
Listing fees	(2,852)	-	-
Exchange gain (loss)	(13,693)	-	-
Financial cost	(3,590)	(160)	(115)
	$95,027	$(160)	$818

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

Three vendors provided 76% of the Company’s purchase of raw materials for the year ended December 31, 2006 with each vendor individually accounting for about 34%, 27% & 15%. Three vendors provided 79% of the Company’s purchase of raw material for the year ended December 31, 2005 with each individually accounting for about 65%, 18% and 8%. The Company had $74,785 and $53,922 accounts payable to these vendors as of December 31, 2006 and 2005, respectively.

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

17. STOCKHOLDERS’ EQUITY

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

On May 10, 2006, the Company granted an unrelated party 125,000 stock options vesting over 5 years proportionately.  The option exercise price is $3.50. The fair value of the shares at the time of granting of the options was $3.00. Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	0	$0.00	$0.00
Granted	125,000	$3.50	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2006	125,000	$3.50	$0.00

Following is a summary of the status of options outstanding at December 31, 2006:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	125,000	4.25	$3.50	125,000	$3.50

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	5.00 years
Expected volatility	80%
Expected dividend yield	0

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
$3,804,592

Exhibit 31.1

CERTIFICATION

I, Yu Chang, the Chief Executive Officer and President of China Agritech, Inc. certify that:

1.     I have reviewed this annual report on Form 10-K/A of China Agritech, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Yu Chang
Yu Chang
Chief Executive Officer, President and Secretary

April 19, 2007

Exhibit 31.2

CERTIFICATION

I, Li Jun Peng, the Chief Financial Officer of China Agritech, Inc. certify that:

1.     I have reviewed this annual report on Form 10-K/A of China Agritech, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Li Jun Peng
Li Jun Peng
Chief Financial Officer and Controller
April 19, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Agritech, Inc. (the "Company") on Form 10-K/A for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yu Chang, the Chief Executive Officer, President and Secretary of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Yu Chang

Yu Chang
Chief Executive Officer, President and Secretary

April 19, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Agritech, Inc. (the "Company") on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Li Jun Peng, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Li Jun Peng

Li Jun Peng
Chief Financial Officer and Controller

April 19, 2007