Form 10-Q
period 2007-03-31
CHINA AGRITECH INC
filed 2007-05-15
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

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
Chaoyang District, Beijing 100020
People's Republic of China
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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,143,615

PART I . FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	MARCH 31, 2007
	(UNAUDITED)	DECEMBER 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$4,910,594	$6,430,009
Restricted cash	56,149	100,028
Accounts receivable, net	18,338,613	12,239,073
Inventories	2,852,716	1,322,244
Advances to suppliers	5,300,016	8,038,974
Prepayments and other receivables	386,672	382,463

Total Current Assets	31,844,760	28,512,791

Property, plant and equipment, net	2,467,794	2,514,123

Total Assets	$34,312,554	$31,026,914

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$93,016	$108,886
Accrued liabilities and other payables	997,865	871,495
Amount due to related parties	1,191	954
Income tax payable	1,557,786	1,028,885

Total Current Liabilities	2,649,858	2,010,220

Minority Interests	2,415,601	2,160,575

Commitments	-	-

Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000 shares authorized,
19,143,615 shares issued and outstanding	19,144	19,144

Additional paid in capital	12,620,248	12,619,049
Statutory reserve	3,103,240	2,790,916
Accumulated other comprehensive income	1,105,937	601,288
Retained earnings	12,398,526	10,825,722

Total Stockholders' Equity	29,247,095	26,856,119

Total Liabilities and Stockholders' Equity	$34,312,554	$31,026,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(UNAUDITED)

	MARCH 31,
	2007	2006

Net revenue	$8,611,741	$5,685,397
Cost of revenue	(4,100,825)	(2,865,315)
Gross profit	4,510,916	2,820,082
Operating expenses
Selling expenses	(614,002)	(473,508)
Operating and administrative expenses	(548,067)	(411,465)
Total operating expenses	(1,162,069)	(884,973)
Income from operations	3,348,847	1,935,109
Other income (expense)
Other (expense) income	27,896	(6,110)
Finance income (expense)	(209)	119
Total other income (expense)	27,687	(5,991)
Income before income taxes and minority interest	3,376,534	1,929,118
Provision for income taxes	(1,260,055)	(768,041)
Income before minority interests	2,116,479	1,161,077
Minority interests	(231,351)	(146,749)
Net income	1,885,128	1,014,328
Other comprehensive income
Foreign currency translation adjustment	504,648	74,292
Comprehensive income	$2,389,776	$1,088,620
Basic and diluted weighted average shares outstanding	19,143,615	18,503,615
Basic and diluted net earnings per share	$0.10	$0.05

Basic and diluted weighted average number of shares is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	MARCH 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,885,128	$1,014,328
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	1,199	-
Minority Interest	231,351	146,749
Depreciation	81,140	25,420
(Increase) Decrease in current assets:
Accounts receivable	(5,944,426)	(2,524,073)
Prepayment and other receivable	6,016	(1,385,464)
Inventory	(1,340,544)	(540,650)
Advances to suppliers	2,810,417	417,611
Increase (Decrease) in current liabilities:
Accounts payable	(272,030)	909,967
Other payable	245,294	-
Tax payable	515,789	290,525
Accrued expenses	(38,641)	(9,303)
Net cash used in operating activities	(1,819,307)	(1,654,890)

Cash flows from investing activities:
Acquisition of property & equipment	(34,811)	(175,668)
Restricted cash	43,883	-
Net cash provided by (used in) investing activities	9,072	(175,668)

Cash flows from financing activities:
Advance/repayment from/to related parties	-	(51,251)
Advance from shareholders	1,246	-
Capital contributed	-	11,019,849
Net cash provided by financing activities	1,246	10,968,598

Net increase (decrease) in cash and cash equivalents	(1,808,989)	9,138,040

Effect of exchange rate change on cash and cash equivalents	289,574	66,436

Cash and cash equivalents, beginning of year	6,430,009	255,831

Cash and cash equivalents, end of year	$4,910,594	$9,460,307

Supplement disclosure of cash flow information:
Interest expense paid	$-	$12
Income taxes paid	$3,760,570	$565,712

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

China Agritech, Inc. (the "Company" or “We”) was originally incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. Throughout our existence we have changed our business model several times, and conducted no substantive business from 1986 until February 2005 as discussed below.

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

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2006. The results of the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

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

c.   Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2007 and December 31, 2006, the Company had accounts receivable of $18,338,613 and $12,239,073, net of allowance of $141,073 and $170,236, respectively.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

d.   Advances to suppliers

The Company advances to certain vendors for purchase of its material. As of March 31, 2007 and December 31, 2006, the advances to suppliers amounted to $5,300,016 and $8,038,974, respectively.

e.   Revenue recognition

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

f.   Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three month periods ended March 31, 2007 and 2006were $90,027 and $164,289, respectively.

g.   Income taxes

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

h.   Foreign currency translation

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

i.   Earning per share (EPS)

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

Basic and diluted earning per share were $0.10 and $0.05 for the three month periods ended March 31, 2007and 2006.

j.   Recent accounting pronouncements

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

k.   Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   RESTRICTED CASH

Proceeds amounting $1,350,000 from the issuance of shares during the year 2005 were deposited in an escrow account. The purchase price was to be released from escrow. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds was kept in a trust account for certain corporate communication program. At March 31, 2007 and December 31, 2006, the Company had $56,149 and $100,028 in this account for the corporate communication program.

4.   INVENTORIES

Inventories consist of the following as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Raw materials	$252,586	$483,100
Packing materials	1,616,259	46,133
Finished goods	982,223	791,380
Work-in-progress	1,648	1,631
	$2,852,716	$1,322,244

5.   PREPAYMENTS AND OTHER RECEIVABLE

As of March 31, 2007 and December 31, 2006, Company had prepayments and other receivable amounted to $386,672 and $382,463, respectively and include mainly prepaid rent and advanced travel expenses to employees.

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Manufacturing machinery	$2,414,327	$2,388,716
Leasehold improvements	58,306	57,706
Office equipment	232,534	228,172
Motor vehicles	344,695	342,570
Construction-in-progress	2,113	-
	3,051,975	3,017,164
Less: Accumulated depreciation	(584,181)	(503,041)

	$2,467,794	$2,514,123

Depreciation expenses for the three month periods ended March 31, 2007 and 2006 were $81,140 and $25,420, respectively.

7.   AMOUNT DUE TO RELATED PARTIES

The amount due to related parties were the advances to the Company’s officers and shareholders, and was unsecured, non-interest bearing and due on demand. As of March 31, 2007 and December 31, 2006, due to related parties amounted to $1,191 and $954, respectively.

8.   ACCOUNTS PAYABLE

Accounts payable consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Accounts payable are mainly payable to vendors	$93,016	$108,886

9.   ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Accrued liabilities for normal business purpose	$563,264	$685,249
Other payables for normal business purpose	434,601	186,246
	$997,865	$871,495

As of March 31, 2007, accrued expenses include $521,136 accrued commission payables, and $42,128 other accrued expenses. Other payables include $345,568 vendor deposits and $89,033 payables to other parties.

As of December 31, 2006, accrued expenses include $577,571 accrued commission payables, $90,000 accrued professional expenses, and $17,678 other accrued expenses. Other payables include $148,395 vendor deposits and $37,851 payables to other parties.

10.  TAX PAYABLES

Tax payables consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Income tax payable	$1,221,224	$880,716
VAT tax payable	327,904	144,641
Individual income tax payable	274	1,002
Others	8,384	2,526
	$1,557,786	$1,028,885

11.  INCOME TAXES

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

The Company is subject to PRC Enterprise Income Tax at a rate of 33% on the net income. The income tax expenses for the three month periods ended March 31, 2007 and 2006 are $1,260,055 and $768,041, respectively.

12. MINORITY INTEREST

The amounts of $2,415,601 and $2,160,575, as of March 31, 2007 and December 31, 2006, represent the minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, interest in Pacific Dragon, a 90% subsidiary.

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

MAJOR CUSTOMERS AND VENDORS

Four major customers gave 52% of the total net revenue for the three month periods ended March 31, 2007 with each customer individually accounting for about 17%, 13%, 12% and 10%. There were no major customers which accounting over 10% of the total net revenue and its ten major customers accounted for 34% for the year ended December 31, 2006. The Company had $2,042,341 and $2,982,820 accounts receivable to theses customers as of March 31, 2007 and December 31, 2006, respectively.

Four vendors provided 80% of the Company’s purchase of raw materials for the three month periods ended March 31, 2007 with each individually accounting for about 34%, 21%, 13% and 12%. Three vendors provided 76% of the Company’s purchase of raw materials for the year ended December 31, 2006 with each vendor individually accounting for about 34%, 27% & 15%.  The Company had $29,384 and $74,785 accounts payable to these vendors as of March 31, 2007 and December 31, 2006, respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

14. STOCKHOLDERS’ EQUITY

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

15. STOCK OPTIONS

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $1,197 in share-based compensation expense for the three months ended March 31, 2007, and $0 for the three months ended March 31, 2006. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.10 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

On May 10, 2006, the Company granted an unrelated party 125,000 stock options vesting over 5 years proportionately.  The option exercise price is $3.50. The fair value of the shares at the time of granting of the options was $3.00. Following is a summary of the stock option activity:

		Weighted
	Options	Average Exercise	Aggregate Intrinsic
	outstanding	Price	Value

Outstanding, December 31, 2006	0	$0.00	$0.00
Granted	125,000	$3.50	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2007	125,000	$3.50	$0.00

Following is a summary of the status of options outstanding at March 31, 2007:

	Outstanding Options			Exercisable Options
Average
		Remaining	Average	Average Exercise
Exercise Price	Number	Contractual Life	Exercise Price	Number	Price
$3.50	125,000	4.00	$3.50	125,000	$3.50

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	5.00 years
Expected volatility	80%
Expected dividend yield	0

16. STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus. The amount included in the statutory reserves in the statutory reserves for the three month periods ended March 31, 2007 and December 31, 2006 amounted to $2,068,827 and $1,860,610, respectively.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount included in the statutory reserves for there month period ended March 31, 2007 and December 31, 2006 amounted to $1,034,413, and $930,306 respectively.

17. RELATED PARTY TRANSACTIONS AND COMMITMENTS AND LEASES

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

The Company incurred rent expenses $137,808 and $135,016 for three month periods ended March 31, 2007 and 2006. The rent expenses for the next five years after March 31, 2007 are as follows:

Year 2007	$536,855
Year 2008	482,149
Year 2009	471,303
Year 2010	471,303
Year 2011	471,303
Year 2012 and thereafter	872,488
3,305,401

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except as otherwise indicated by the context, references in this Report to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries.  References to "Tailong" are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited, references to "Pacific Dragon" are references to Tailong’s 90% owned subsidiary, Pacific Dragon Fertilizers Co. Ltd., references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc., references to “Beijing Agritech” are to our wholly-owned indirect subsidiary, Beijing Agritech Fertilizer Ltd. and references to Anhui Agritech are to our wholly-owned subsidiary, Anhui Agritech Development Co. Ltd. References to "China" or "PRC" are references to the People's Republic of China.  References to "RMB" are to Renminbi, the legal currency of China, and all references to "$" and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of the Company’s Form 10-K originally filed with the SEC on April 2, 2007, as amended; and any statements or assumptions underlying any of the foregoing.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

Overall, during the first quarter of 2007, we continued to see consistent sales performance of our liquid compound fertilizer products and growth in our customer base.  We have also made progress in expanding our operations through our recently formed Anhui Agritech and Beijing Agritech operating subsidiaries, which we expect will contribute to our financial results in 2007.

During the first quarter of 2007, the continued demand for the our fertilizer products resulted in an approximate 51.6% increase in sales during the first quarter of 2007 as compared with the first quarter of 2006 and an 87.1% increase in net income for period ended March 31, 2007 as compared to same period in 2006.  The Company’s consolidated balance sheet as of March 31, 2007 included current assets of $31,844,760 and total assets of $34,312,554.  The Company had no long-term debt during the first quarter of 2007 or at March 31, 2007.

Our Business

China Agritech is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers and related agricultural products. Our business operations are primarily conducted through our  direct and indirect subsidiaries, primarily Beijing Agritech, Tailong and Tailong’s subsidiary, Pacific Dragon,

Our main products include "LvLingBao III," "LvLingBao IV," "Tailong I" and other customized, crop specific fertilizers that are tailored to our customers' specific requirements.  Our products promote photosynthesis, root system growth and transmission of nutrients to seeds; equilibrate absorption of nutrients and speed a plant's maturity; eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels; accelerate the accumulation of photosynthesis materials and cell concentration; increase reservation ability, resistance and the utilization rate of basic fertility; and foster the development of plant life along with neutral or acidic pesticides. Our products can be applied on a widespread basis via spraying by machine or aircraft.

China is the principal market for our products which are primarily sold to farmers in 12 provinces in China: Heilongjiang, Hebei, Liaoning, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan and Guizhou. In 2006, we had annual production capacity of approximately 9,000 metric tons of organic liquid compound fertilizers.

Our revenues are derived primarily from the sale of our organic liquid compound fertilizers and related agricultural products to our customers.

Our Background

We were originally incorporated as Argyle Mining Company under the laws of the State of Nevada on January 5, 1925, for the purpose of developing mining claims. Over the years, we changed our name, business model and strategy several times prior to engaging in our current business.  On August 10, 2004, we merged with and into a newly formed wholly-owned Delaware subsidiary for the purpose of changing our corporate domicile from Nevada to Delaware.  We had no active business operations during the period from 1986 until February 3, 2005

On February 3, 2005, we completed a reverse acquisition transaction with Tailong in which we acquired all of the issued and outstanding securities of Tailong from its stockholders in exchange for 10,606,158 shares of our common stock and Tailong’s stockholders became our majority stockholders.  In May 2005, we changed our name to China Agritech, Inc.

Recent Developments Affecting Our Business

We recently initiated operations through two new subsidiaries, Anhui Agritech and Beijing Agritech and expect that sales will be made through these subsidiaries in 2007.  Beijing Agritech supervises our Beijing operations, which serve as a research and development center and our primary syrup production center and converting factory.  While these new operations did not have a material effect on our first quarter 2007 financial results, management expects these new operating subsidiaries will contribute to our financial results during the 2007 fiscal year.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises and will become effective on January 1, 2008.  Under the new corporate income tax law, we expect the applicable income tax rate for our PRC subsidiaries is subject to change.

Industry Wide Trends that are Relevant to Our Business

The fertilizer industry in China is in the process of rapid and continuous development.  China is the largest producer, importer and consumer of fertilizers in the world.  Based on recently available statistics, the total consumption of fertilizers in China in 2005 amounted to approximately 48.9 million tons, with an annual growth rate of 5.7%.  The total consumption of fertilizers is expected to increase to 51 million tons by 2010 and 56 millions by 2020. We believe this trend favorably influenced the demand for our products in the first quarter of 2007 as demonstrated by the increase in our customer base, and will continue to result in the growth in sales of our  fertilizer products and our revenues.

Management believes that the Chinese government, through regulation and other measures, will continue to encourage the development of the agriculture industry and encourages companies in the agriculture sector to become bigger and build name recognition.  We plan to utilize this regulatory and political policy support to expand our operations in various parts of China and to improve our name recognition in the market.

Competition

China is the world's largest consumer of fertilizer and fertilizer products and we believe that the prospects for continued growth are positive. Our experience is that the compound fertilizer industry in China is highly fragmented, consisting of numerous smaller regional manufacturers and larger, domestic and international competitors.

Management expects that a fairly recent development has the potential change the competitive landscape in the Chinese fertilizer market in the near future.  Due to the Chinese government’s WTO commitment, China started to allow foreign companies to gain the right to distribute and make retail sales of fertilizers beginning on December 11, 2006. Because fertilizer products usually need to be specifically formulated for local plant, soil and climate conditions, we believe that there are not many foreign competitors in our selected markets that are capable of producing customized fertilizers that compete with our products.  Nevertheless, as a result of the opening of the fertilizer market to foreign producers, we expect that the amount of fertilizer imported to China will rise significantly and that we will face increasing competition from non-Chinese fertilizer manufacturers.  Judging by China Agritech’s first quarter 2007 financial performance, management remains optimistic that our company can remain competitive in its markets notwithstanding the entry of non-Chinese fertilizer manufacturers into the marketplace, although we can make no assurances of this belief in light of the anticipated increase in competition.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table summarizes our results of operations for the three month periods ended March 31, 2007 and March 31, 2006, and provides information regarding the dollar and percentage increase or (decrease) for the three-month period ended March 31, 2007 as compared to the three month period ended March 31, 2006.

(all amounts, other than percentages, in millions of U.S. dollars )

	Three Month Period Ended March 31,		Increase	% Increase
Item	2007	2006	(Decrease)	(% Decrease)
Sales Revenue	$8.61	$5.68	2.93	51.6
Costs of Goods Sold	4.10	2.87	1.23	42.9
Selling Expenses	0.61	0.47	0.14	29.8
Operating and Administrative Expenses	0.55	0.41	0.14	34.1
Income from Operations	3.35	1.93	1.42	73.6
Other income (expenses)	0.03	(0.01)	0.04	400.0
Income tax	1.26	0.77	0.49	63.6
Minority interest	0.23	0.15	0.08	53.3
Net income	1.89	1.01	0.88	87.1

Sales Revenues.  Our sales revenue for the three months ended March 31, 2007 increased $2.93 million or 51.6% to $8.61 million from $5.68 million for the same period ended on March 31, 2006.  This increase in sales was mainly attributable to the expansion of our customer base.

Cost of Goods Sold.  Our cost of goods sold increased $1.23 million to $4.10 million for the three month period ended March 31, 2007 from $2.87 million for the same period ended on March 31, 2006.  This increase was mainly attributable to an increase in sales of our fertilizer products, which required us to purchase more raw materials to satisfy the demand for our products.  As a percentage of sales revenues, the cost of goods sold decreased to 47.6% for the three months ended March 31, 2007 from 50.5% in the same period of 2006.  Such increase of gross margin was mainly attributable to the reduced material cost as a result of improved production cost control measures, as well as increased sales of our higher margin products.

Gross Profit.  Our gross profit increased $1.70 million to $4.51 million for the three months ended March 31, 2007 from $2.82 million for the same period in 2006, in which our cost of goods sold was $4.51 million.  Gross profit as a percentage of net revenues was 52.4% for the three months ended March 31, 2007, as compared to 49.5% during the same period in 2006.  The increase in gross profit as a percentage of revenues was due to reduced material costs resulting from improved production cost control measures, as well as increased sales of higher margin products.

Administrative Expenses.  Our administrative expenses increased $0.14 million to $0.55 million for the three months ended March 31, 2007 from $0.41 million for the same period ended on March 31, 2006. This increase directly correlates to the increase in administrative functions, such as billing and accounting, associated with the increased sales of our products.  As a percentage of sales revenues, administrative expenses decreased to 6.4% for the three months ended March 31, 2007 from 7.2% for the same period in 2006.  This percentage decrease was primarily attributable to more efficient controls of our administrative expenses.

Selling expenses.  Our selling expenses increased $0.14 million, or 29.8% to $0.61 million for the three months ended March 31, 2007 from $0.47 million for the same period in 2006. This increase directly correlates to the increase in marketing and advertising expenses that resulted in our increased sales.  As a percentage of sales revenues, for the same period in 2006, our selling expenses decreased to 6.4% for the three months ended March 31, 2007 from 7.2% for the same period in 2006.  This percentage decrease was primarily attributable to an increase in our revenue is greater than an increase in our selling expenses.

Total operating expenses.  Our total operating expenses increased $0.28 million, or 31.8%, to $1.16 million for the three month period ended March 31, 2007 from $0.88 million for the same period in 2006.  Total expense increased on a dollar basis for the reasons stated above.  As a percentage of sales revenues, our total expenses decreased to 13.5% for the three month period ended March 31, 2007 from 15.5% for the same period in 2006.  This decrease was primarily attributable to an increase in our revenue is greater than an increase in the total expenses.

Income from operations.  Income from operations increased $1.42 million, or 72.7%, to $3.35 million for the three month period ended March 31, 2007 from $1.93 million for the same period in 2006.  Income from operations before taxes as a percentage of sales revenues increased to 38.9% during the three month period ended March 31, 2007 from 34.2% during the same period in 2006 as a results of higher sales during the first quarter of 2007.

Provision for income taxes.  Provision for income taxes increased $0.49 million, or 63.6%, to $1.26 million for the three month period ended March 31, 2007 from $0.77 million for the same period in 2006.  Our effective tax rate for the year ended December 31, 2006, was 40.6%.  Our 2007 effective tax rate expected to be 33%.

Net income.  Net income increased $0.88 million, or 87.1%, to $1.89 million for the three months period ended March 31, 2007 from $1.01 million during the same period in 2006.  Such increase is due to the increase of our sales revenue, and reduced operating and administrative expenses.

Minority Interest.  Our financial statements reflect an adjustment to our consolidated group net income equal to $0.23 million and $0.15 million for the three month period ended March 31, 2007 and 2006, respectively, reflecting the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $0.129480 for the three month period ended March 31, 2007 as compared with a foreign currency translation gain of $0.124700 in the same period ended March 31, 2006.  On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed RMB to appreciate as much as 0.3% per day against the U.S. dollar.  As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the three month period ended March 31, 2007.  The exchange rates of RMB 1.0 : US $0.1265 and RMB 1.0 : US $0.1249 were implemented in calculating the total assets/liabilities and statement of income, respectively.  This results in a $430,356 increase in the foreign currency translation gain for the three month period ended March 31, 2007 as compared with $74,292 for the three month period ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $4,910,594.   Our current assets were $31,844,760 and our current liabilities were $2,649,858 as of March 31, 2007 which results in a current ratio of approximately 12.0.   Total stockholders' equity as of March 31, 2007 was $28,247,095.  We had no bank loans or other interest bearing borrowings as of March 31, 2007.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows (in thousands of U.S. Dollars)
	Three Months Ended March 31,
	2007	2006
Net cash used in operating activities	(1,819,307)	(1,654,890)
Net cash provided by (used in) investing activities	9,072	(175,668)
Net cash provided by financing activities	1,246	10,968,598
Net cash	(1,809,989)	9,138,040

Operating Activities:

Net cash used in operating activities was $1.8 million for the three month period ended March 31, 2007 which is a decrease of $0.2 million from the $1.7 million net cash provided by operating activities for the same period in 2006.  The increase is mainly due to a decrease in the outstanding advances to suppliers.

Investing Activities:

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash provided by investing activities in the three month period ended March 31, 2007 was $0.01 million, which is a decrease of $0.17 million from net cash used for investing activities of $0.18 million in the same period of 2006 due to an acquisition of property, plant and equipment.

Financing Activities:

Net cash used in financing activities in the three month period ended March 31, 2007 totaled $0 million as compared to $11.0 million used for financing activities in the same period of 2006. The decrease of the cash provided by financing activities was mainly attributable to the fact that we engaged in no capital raising activities during the three month period ended March 31, 2007.

On January 13, 2006, we sold 4,800,000 shares of our common stock to 22 investors for a total of $12,000,000 in a private placement transaction, but engaged in no similar financing activities during the fiscal quarter ended March 31, 2007.

Our debt to equity ratio was 0% as of March 31, 2007 as we have no bank loans or other borrowings.

We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months.  As of March 31, 2007, we did not have any material commitments for capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•     Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

•     Accounts Receivable.  Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We had accounts receivable of $18,338,613 and $12,239,073, net of allowance of $141,073 and $170,236 as of March 31, 2007 and December 31, 2006, respectively.

•     Advances to suppliers.  We permit advances to certain vendors for purchase of our material. The advances to suppliers amounted to $5,300,016 and $8,038,974 as of March 31, 2007 and December 31, 2006, respectively.

•     Inventories.  Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value. Our management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

•     Impairment.  We apply the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets as of the three months periods ended March 31, 2007 and 2006.

•      Revenue Recognition.  Our revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Our revenue consists of invoiced value of goods, net of a value-added tax (“VAT”). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered. All of our products that are sold in the PRC are subject to a Chinese value-added tax at a predetermined rate of 6% of the gross sales price. The total VAT paid for the three month periods ended March 31, 2007 and 2006 were $609,758 and $132,622, respectively.

•     Foreign currency translation.  We use U.S. dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, we translate the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of our Company is Chinese Renminbi.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We may experience seasonal variations in our future revenues and our operating costs due to seasonality, however, we do not believe that these variations will be material. However, demand for our organic liquid compound fertilizer products fluctuates significantly with weather conditions, which may delay the application of the fertilizer or render it unnecessary at all thereby reducing demand for our products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We had no bank loans or other interest bearing borrowings as of March 31, 2007; therefore, we are not exposed to interest rate risk.

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

ITEMS 4 AND 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and President, Yu Chang, and our chief financial officer, Lijun Peng, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Mr. Chang and Ms. Peng concluded that as of March 31, 2007, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation performed that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three month period ended March 31, 2007, there were no unregistered sales of equity securities by the Company.

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

DATED:  May 15, 2007

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