Form 10-K/A
period 2006-12-31
CHINA AGRITECH INC
filed 2007-08-10
CIK 1166389

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-49608

CHINA AGRITECH, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	75-2955368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
A# Room 0706-0707, The Spaces International Center No. 8, Dongdaqiao Road Chaoyang District, Beijing 100020 People’s Republic of China (Address of principal executive office, including zip code)
(86) 10-58702123
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was 11,486,470 and $37,331,027, respectively.

There were 19,143,615 shares of common stock outstanding as of December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTES

China Agritech, Inc., or the Company, is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2006, or the 2006 Form 10-K, originally filed with the U.S. Securities and Exchange Commission on April 2, 2007, as amended by Amendment No. 1 on Form 10-K/A thereto filed with the U.S. Securities and Exchange Commission on April 19, 2007, to amend Item 8. “Financial Statements and Supplementary Data,” Item 9A. “Controls and Procedures,” and Item 15. “Exhibits, Financial Statement Schedules,” as more specifically described in the Explanatory Notes 1-4 below. The remainder of the information contained in the 2006 Form 10-K is not amended hereby and remains as set forth in the original filing, as previously amended.

Explanatory Note 1. The 2006 Form 10-K, as amended, did not include certain required selected quarterly financial data. The omitted selected quarterly financial data is included with this Form 10-K/A with the consolidated financial statements starting on Page F-1 of this Report.

Explanatory Note 2. The 2006 Form 10-K, as amended, is further amended by this Form 10-K/A to clarify the disclosure regarding internal controls and procedures in Item 9A.

                Explanatory Note 3.   The 2006 Form 10-K, as amended, is further amended by this Form 10-K/A to provide certain required financial statement schedules that were not included in the 2006 Form 10-K.

Explanatory Note 4. The 2006 Form 10-K, as amended, included an audit report that did not address our balance sheet for the year ended December 31, 2005 and the statements of income, stockholders’ equity and cash flows for the year ended December 31, 2004. This Form 10-K/A includes two separate audit reports that in combination address these periods and matters in addition to the periods and matters already addressed.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as "believe," "expect," "anticipate," "project," "target," “plan,” "optimistic," "intend," "aim," "will" or similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance, liquidity and capital resources and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include the risks identified in Item 1A. “Risk Factors,” included in the 2006 Form 10-K which was filed on April 2, 2007.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of the Company included in the 2006 Form 10-K filed on April 2, 2007; and any statements or assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Item 8. Financial Statements and Supplementary Financial Data.

The consolidated financial statements, including selected quarterly financial data, for the Company begin on page F-1 of this Report.

Item 9A. Controls and Procedures.

The third paragraph of Item 9A in the original filing is amended by adding the following to the end of such paragraph:

Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving our objectives. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are adequate to provide reasonable assurance that our internal control objectives are met.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

1. Financial Statements:

Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets—December 31, 2006 and 2005.
Consolidated Income Statements—Years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Shareowners’ Equity—Years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

Schedule I—Condensed Financial Information of Registrant.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. Exhibits:

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

10.1** Transfer Agreement, dated as of June 8, 2004, by and among shareholders of Pacific Dragon.

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

10.16** Permanent License Agreement, dated December 3, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd.

14** Code of Ethics

21.1** Subsidiaries of the Registrant

31.1* Certification of Chief Executive Officer, pursuant to Rule 13a - 14(a)

31.2* Certification of Chief Financial Officer, pursuant to Rule 13a - 14(a)

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

CHINA AGRITECH, INC.
August 10, 2007	By:/s/ Yu Chang
(Date Signed)	Yu Chang, Chief Executive Officer, President, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Yu Chang Yu Chang	Chief Executive Officer, President, Secretary and Director	August 10, 2007
/s/ Li Jun Peng Li Jun Peng	Chief Financial Officer and Controller	August 10, 2007
/s/ Xiaorong Teng Xiaorong Teng	Vice President of Sales and Director	August 10, 2007
/s/ Tao Liang Tao Liang	Director	August 10, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Agritech and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Agritech Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the two year periods ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Agritech Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the two year periods ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California

March 10, 2007

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF CHINA TAILONG HOLDINGS COMPANY LIMITED
(Predecessor entity of China Agritech, Inc.)

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2004 of China Tailong Holdings Company Limited and, Pacific Dragon Fertilizers Limited, its subsidiary (Predecessor entities of China Agritech, Inc.) These consolidated financial statements are the responsibility of the management of China Tailong Holdings Company Limited. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of China Tailong Holdings Company Limited (Predecessor entity of China Agritech, Inc.) for the year then ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
Huntington Beach, California

April 10, 2005

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

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
	2006	2005	2004
Net revenue	$29,525,577	$25,335,316	$15,850,044
Cost of revenue	(14,161,358)	(12,848,958)	(8,153,463)
Gross profit	15,364,219	12,486,358	7,696,581
Operating expenses
Selling expenses	(2,983,756)	(2,372,151)	(1,443,943)
Operating and administrative expenses	(2,015,252)	(2,633,522)	(517,831)
Total operating expenses	(4,999,008)	(5,005,673)	(1,961,774)
Income from operations	10,365,211	7,480,685	5,734,807
Other income (expense)
Other income	98,617	-	933
Finance costs	(3,590)	(160)	(115)
Total other income (expense)	95,027	(160)	818
Income before income taxes and minority interests	10,460,238	7,480,525	5,735,625
Provision for income taxes	(4,248,144)	(3,173,533)	(1,982,252)
Income before minorityinterests	6,212,094	4,306,992	3,753,373
Minority interests	(862,756)	(631,113)	-
Net income	5,349,338	3,675,879	3,753,373
Other comprehensive income
Foreign currency translation adjustment	372,722	228,566	-
Other comprehensive income	$5,722,060	$3,904,445	$3,753,373
Basic and diluted weighted average shares outstanding	18,735,944	13,945,937	13,435,143
Basic and diluted net earnings per share	$0.29	$0.26	$0.28
Baisc and diluted weighted average shares outstanding are the same as there is no antidilutive effect.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common stock
	Number of		Partners'	Additional paid-in-	Statutory	Other comprehensive	Retained
	shares	Amount	capital	capital	reserves	income	earnings	Total
Balance at January 1, 2004	241,833	$242	$450,575	$(241)	$-	$21,714	$4,463,150	$4,935,440
Stock issued for cash	11,849,796	11,850	-	(11,838)	-	-	-	12
Changes due to merger between entities undercommon control	-	-	(450,575)	276,131	-	797	-	(173,647)
Net income for the year	-	-	-	-	-	-	3,753,373	3,753,373
Dividend paid during the year	-	-	-	-	-	-	(3,137,297)	(3,137,297)
Transfer to statutory reserves	-	-	-	-	870,531	-	(870,531)	-
Balance at December 31, 2004	12,091,629	12,092	-	264,052	870,531	22,511	4,208,695	5,377,881
Recapitalization on reverse acquisition	1,343,514	1,344	-	(1,344)	-	-	-	-
Stock issued for cash	908,472	908	-	1,349,092	-	-	-	1,350,000
Reclassification and adjustment to minority interest	-	-	-	(64,059)	(89,895)	(49,207)	(397,910)	(601,071)
Foreign currency translation	-	-	-	-	-	255,262	-	255,262
Net income for the year	-	-	-	-	-	-	3,675,879	3,675,879
Transfer to statutory reserves	-	-	-	-	950,431	-	(950,431)	-
Balance at December 31, 2005	14,343,615	14,344	-	1,547,741	1,731,067	228,566	6,536,233	10,057,951
Stock issued for cash	4,800,000	4,800	-	11,074,905	-	-	-	11,079,705
Stock option expenses	-	-	-	(3,597)	-	-	-	(3,597)
Foreign currency translation	-	-	-	-	-	372,722	-	372,722
Net income for the year	-	-	-	-	-	-	5,349,338	5,349,338
Transfer to statutory reserves	-	-	-	-	1,059,849	-	(1,059,849)	-
Balance at December 31, 2006	19,143,615	$19,144	$-	$12,619,049	$2,790,916	$601,288	$10,825,722	$26,856,119
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

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tailong, Anhui Agritech, Agritech Fertilizer and its 90% owned subsidiary, Pacific Dragon (collectively referred to hereinafter as the “Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

r.   Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended	M ar. 31	Jun. 30	Sep. 30	Dec. 31	Total
Fiscal year 2004
Revenue	$2,161,774	$5,519,830	$5,326,047	$2,842,393	$15,850,044
Gross profit	1,065,489	2,085,390	2,992,939	1,552,763	7,696,581
Net income	555,633	964,538	1,734,151	499,051	3,753,373
Basic earnings per share	0.05	0.08	0.14	0.04	0.28
Diluted earnings per share	0.05	0.08	0.14	0.04	0.28

Fiscal year 2005
Revenue	$4,985,120	$10,184,925	$5,760,407	$4,404,864	$25,335,316
Gross profit	2,617,518	4,642,910	2,563,319	2,662,611	12,486,358
Net income	221,770	1,848,990	525,475	1,079,644	3,675,879
Basic earnings per share	0.02	0.13	0.04	0.08	0.26
Diluted earnings per share	0.02	0.13	0.04	0.08	0.26

Fiscal year 2006
Revenue	$5,685,397	$10,235,393	$7,601,819	$6,002,968	$29,525,577
Gross profit	2,820,082	5,382,941	4,011,947	3,149,249	15,364,219
Net income	1,014,328	2,087,802	1,108,226	1,138,982	5,349,338
Basic earnings per share	0.05	0.11	0.06	0.06	0.29
Diluted earnings per share	0.05	0.11	0.06	0.06	0.29

4.	RESTRICTED CASH

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

5.	INVENTORIES

Inventories consist of the following as of December 31, 2006 and 2005:

	2006	2005
Raw materials	$483,100	$18,980
Packing materials	46,133	18,968
Finished goods	791,380	34,879
Work-in-progress	1,631	-
	$1,322,244	$72,827

6.	PREPAYMENTS AND OTHER RECEIVABLE

As of December 31, 2006 and 2005, Company had prepayments and other receivable was amounted to $382,463 and $376,064, respectively and include mainly prepaid rent and advanced travel expenses to employees.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2006 and 2005:

	2006	2005
Manufacturing machinery	$2,388,716	$1,171,266
Leasehold improvements	57,706	1,471
Office equipment	228,172	84,155
Motor vehicles	342,570	142,095
	3,017,164	1,398,987
Less: Accumulated depreciation	(503,041)	(333,841)
	$2,514,123	$1,065,146

Depreciation expenses for the years ended December 31, 2006, 2005 and 2004 were $155,292, $102,901 and $103,679, respectively.

8.	AMOUNT DUE TO RELATED PARTIES

The amount due to related parties were the advances to the Company’s officers and shareholders, and was unsecured, non-interest bearing and due on demand. As of December 31, 2006 and 2005, due to related parties amounted to $954 and $56,702, respectively.

9.	ACCOUNTS PAYABLE

Accounts payable consist of the following as of December 31, 2006 and 2005:

	2006	2005

Accounts payable are mainly payable to vendors	$108,886	$115,024

10.	ACCRUED EXPENSES AND OTHER PAYABLES

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

11.	TAX PAYABLES

Tax payables consist of the following as of December 31, 2006 and 2005:

	2006	2005
Income tax payable	$880,716	$544,215
VAT tax payable	144,641	18,140
Individual income tax payable	1,002	-
Others	2,526	-
	$1,028,885	$562,355

12.	OTHER INCOME (EXPENSES)

Other income (expenses) consists of the following as of December 31, 2006, 2005 and 2004:

	2006	2005	2004

Interest income	$115,162	$-	$933
Listing fees	(2,852)	-	-
Exchange gain (loss)	(13,693)	-	-
Financial cost	(3,590)	(160)	(115)
	$95,027	$(160)	$818

13.	INCOME TAXES

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

14.	MAJOR CUSTOMERS AND VENDORS

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

15.	RELATED PARTY TRANSACTIONS

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

16.	MINORITY INTEREST

The amounts of $2,160,575 and $1,237,910, as of December 31, 2006 and 2005, represent the minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, interest in Pacific Dragon, a 90% subsidiary.

17.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

18.	STOCKHOLDERS’ EQUITY

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

19.	STOCK OPTIONS

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

On May 10, 2006, the Company granted an unrelated party 125,000 stock options vesting over 5 years proportionately.  The option exercise price is $3.50. The fair value of the shares at the time of granting of the options was $3.00. Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	0	$0.00	$0.00
Granted		$3.50	$0.00

	125,000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2006	125,000	$3.50	$0.00

Following is a summary of the status of options outstanding at December 31, 2006:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	125,000	4.25	$3.50	125,000	$3.50

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	5.00 years
Expected volatility	80%
Expected dividend yield	0

20.	STATUTORY RESERVES

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

21.	COMMITMENTS AND LEASES

The Company incurred rent expenses $621,106 and $461,580 for the years ended December 31, 2006 and 2005. The rent expenses for the next five years after December 31, 2006 are as follows:

Year 2007	$635,515
Year 2008	557,918
Year 2009	546,892
Year 2010	546,892
Year 2011	524,941
Year 2012 and thereafter	992,434
$3,804,592

22. ALLOWANCE FOR DOUBTFUL ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

	Balance at	Charged to costs	Write-offs	Balance at
Year Ended June 30	beginning of period	and expenses	and other	end of period

2004	$48,193	$-	$-	$48,193
2005	$48,193	$116,546	$-	$164,739
2006	$164,739	$5,497	$-	$170,236

FINANCIAL STATEMENT SCHEDULES

SCHEDULE I

CHINA AGRITECH INC.
BALANCE SHEET - US HOLDING COMPANY ONLY
AS OF DECEMBER 31, 2006 AND 2005
	2006	2005
ASSETS
Cash and cash equivalent	$2,047,788	$7,322
Restricted cash	100,028	275,000

Investment in subsidiary	1,500,000	125,775
Intercompany receivable	7,661,775	-

TOTAL ASSETS	$11,309,591	$408,097

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Other payables	$330,773	$331,845

Accrued expenses	91,760	90,960

Total current liabilities	422,533	422,805

STOCKHOLDERS' EQUITY:
Common stock, $0.001 per share; authorized 100,000,000 shares;
19,143,615 and 14,343,615 issued and outstanding	19,144	14,344
Additional paid-in capital	12,414,159	1,335,656
Foreign currency translation	(3,878)	(4,427)
Accumulated deficit	(1,542,367)	(1,360,281)
Total stockholders' equity	10,887,058	(14,708)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,309,591	$408,097

CHINA AGRITECH INC.
STATEMENTS OF OPERATIONS - US HOLDING COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Operating expenses
General and administrative expenses	$(269,258)	$(119,404)	$(60,597)
Non-operating income (expense):

Listing fee	-	(1,241,022)	5,000
Interest income	87,311	145	-
Interest expense	(139)	-	-
Total non-operating income (expense)	87,172	(1,240,877)	5,000

Net loss	$(182,086)	$(1,360,281)	$(55,597)

CHINA AGRITECH INC
STATEMENTS OF CASH FLOWS - US HOLDING COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(182,086)	$(1,360,281)	$(55,597)
Adjustments to reconcile net loss to net cash
Warrants/stock option issued to a shareholder	3,597	-	2,232
Gain on settlement of debt	-	-	(5,000)
Increase in current Liabilities	979	90,661	12,705

Net cash used in operating activities	(177,510)	(1,269,620)	(45,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(1,500,000)	-	-
Decrease of cash in acquisition	-	(198,340)	-
Decrease in amount due to a shareholder	-	-	(11,000)
Net cash used in investing activities	(1,500,000)	(198,340)	(11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from China Tailong	(7,536,000)	(125,362)	-
Due to related party	-	330,755	-
Proceeds from issuance of common stock	11,079,705	1,350,000	200,000
Cash received from promissory notes	-	-	30,000
Restricted cash	174,972	(275,000)	-
Cash received from exercise of warrants	-	-	25,000

Net cash provided by financing activities	3,718,677	1,280,393	255,000

Effect of exchange rate change on cash and cash equivalents	(701)	(3,452)	-
NET INCREASE IN CASH & CASH EQUIVALENTS	2,040,466	(191,020)	198,340

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	7,322	198,340	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,047,788	$7,322	$198,340

2004 includes the financial statements for the US holding company prior to merger.