Form 10-Q
period 2007-06-30
CHINA AGRITECH INC
filed 2007-08-14
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2007, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,699,615

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA AGRITECH, INC. CONSOLIDATED BALANCE SHEETS
	June 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$4,768,011	$6,430,009
Restricted cash	18,061	100,028
Accounts receivable, net	21,093,412	12,239,073
Inventories	6,604,427	1,322,244
Advances to suppliers	2,341,497	8,038,974
Prepayments and other receivables	614,106	382,463

Total Current Assets	35,439,514	28,512,791

Construction In Process	1,070,974	-

Property, Plant, And Equipment, Net	2,429,630	2,514,123

Total Assets	$38,940,118	$31,026,914

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$479,783	$108,886
Accrued liabilities and other payables	1,564,617	871,495
Amount due to related parties	1,173	954
Taxes payable	1,907,892	1,028,885

Total Current Liabilities	3,953,465	2,010,220

Minority Interests	2,778,565	2,160,575

Commitments	-	-

Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000 shares authorized, 19,143,615 shares issued and outstanding	19,144	19,144
Additional paid in capital	12,621,447	12,619,049
Statutory reserve	3,535,137	2,790,916
Accumulated other comprehensive income	1,433,061	601,288
Retained earnings	14,599,299	10,825,722

Total Stockholders' Equity	32,208,088	26,856,119

Total Liabilities and Stockholders' Equity	$38,940,118	$31,026,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	THREE MONTH PERIODS ENDED JUNE 30,		SIX MONTH PERIODS ENDED JUNE 30,
	2007	2006	2007	2006

Net sales	$9,866,891	$10,235,393	$18,478,632	$15,920,790
Cost of sales	(4,115,279)	(4,852,452)	(8,216,104)	(7,717,767)
Gross profit	5,751,612	5,382,941	10,262,528	8,203,023
Operating expenses
Selling expenses	(790,784)	(688,021)	(1,404,786)	(1,161,529)
General and administrative expenses	(464,090)	(797,978)	(1,012,157)	(1,209,443)
Total operating expenses	(1,254,874)	(1,485,999)	(2,416,943)	(2,370,972)
Income from operations	4,496,738	3,896,942	7,845,585	5,832,051
Other income (expense)
Other (expense) income	3,985	(26,179)	31,881	(32,289)
Finance income (expense)	(1,718)	9,722	(1,927)	9,841

Total other income (expense)	2,267	(16,457)	29,954	(22,448)
Income before income taxes and minority interest	4,499,006	3,880,485	7,875,540	5,809,603
Provision for income taxes	(1,544,137)	(1,482,294)	(2,804,192)	(2,250,335)
Income before minority interests	2,954,869	2,398,191	5,071,348	3,559,268
Minority interests	(320,726)	(310,389)	(552,077)	(457,138)
Net income	2,634,143	2,087,802	4,519,271	3,102,130
Other comprehensive income
Foreign currency translation adjustment	327,124	70,635	831,773	140,427
Comprehensive income	$2,961,267	$2,158,437	$5,351,044	$3,242,557
Basic and diluted weighted average shares outstanding	19,143,615	19,143,615	19,143,615	18,343,615
Basic and diluted net earnings per share	$0.14	$0.11	$0.24	$0.17

The basic and diluted shares are the same because there are no anti dilutive effects.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net income	$4,519,271	$3,102,130
Adjustments to reconcile net income to net cash
used in operating activities:
Stock based compensation	2,398	1,817
Minortiy Interest	552,077	457,138
Depreciation	166,992	54,776
Decrease (increase) in current assets:
Accounts receivable	(8,415,620)	(5,349,097)
Other receivable	(121,396)	(1,243,333)
Inventory	(5,137,954)	(711,048)
Advances to suppliers	5,827,972	195,504
Prepaid expenses	(96,012)	-
Advance to related parties	-	(57,956)
Due from shareholders	1,246	(130,616)
Increase (decrease) in current liabilities:
Accounts payable	370,903	368,752
Other payable	514,578	(2,687)
Tax payable	840,414	955,269
Accrued expenses	148,459	-
Net cash used in operating activities	(826,672)	(2,359,351)

Cash flows from investing activities:
Acquisition of property & equipment	(82,499)	(657,138)
Construction in progress	(1,070,974)	-
Restricted cash	81,546	-
Net cash used in investing activities	(1,071,927)	(657,138)

Cash flows from financing activities:
Issuance of shares for cash	-	11,079,705

Effect of exchange rate change on cash and cash equivalents	236,601	36,116

Net increase (decrease) in cash and cash equivalents	(1,661,998)	8,099,332

Cash and cash equivalents, beginning of year	6,430,009	530,831

Cash and cash equivalents, end of year	$4,768,011	$8,630,163

Supplement disclosure of cash flow information:
Interest expense paid	$-	$-
Income taxes paid	$3,760,570	$1,333,678

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On December 25, 2004, the Company, China Tailong Holdings Company Limited ("Tailong"), and the stockholders of Tailong (the "Tailong stockholders") entered into the Agreement and Plan of Reorganization ("Reorganization Agreement"), as amended and such reorganization became effective on February 3, 2005. The Reorganization Agreement provided for the acquisition by the Company from the Tailong stockholders of all of the issued and outstanding Tailong shares in exchange for 10,606,158 shares of newly issued restricted common stock of the Company, whereby the Tailong stockholders obtained control of the Company and in this connection, Tailong became a wholly-owned subsidiary of the Company.

As a result of the acquisition of Tailong, the Company became a fertilizer manufacturer and now conducts operations in the People's Republic of China (the "PRC") through its wholly-owned subsidiary, Tailong and Tailong's 90% owned subsidiary, Pacific Dragon Fertilizers Co. Ltd. ("Pacific Dragon").

Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducts Tailong's only business operation. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Associations provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in several provinces of China. Pacific Dragon conducts ongoing research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. Our major products include "LvLingBao II", LvLingBao III" and "Tailong I".

Prior to the acquisition of Tailong, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization. Transaction costs incurred in the reverse acquisition have been charged to expense.

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2006. The results of the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

a.	Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CAI Investment Inc. and its wholly owned operating subsidiary, Beijing Agritech, Anhui Agritech, Tailong and its 90% owned subsidiary, Pacific Dragon (collectively "the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company gives most clients an extended credit policy for one year. As of June 30, 2007 and December 31, 2006, the Company had accounts receivable of $21,093,412 and $12,239,073, net of allowance of $106,000 and $170,236 respectively.

e.	Advances to suppliers

The Company advances to certain vendors for purchase of its material. As of June 30, 2007 and December 31, 2006, the advances to suppliers amounted to $2,341,498 and $8,038,974, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the six months ended June 30, 2007 and 2006.

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

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended June 30, 2007 and 2006 were $97,723 and $163,088. Advertising costs for the six months ended June 30, 2007 and 2006 were $191,774 and $327,377, respectively.

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

The Company uses the United States dollar ("U.S. dollars" or “US$”) for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency is recorded as a separate component in the equity section of the balance sheet, as a component of comprehensive income. The functional currency of the Company is Chinese Renminbi.

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

Basic and diluted earning per share were $0.24 and $0.17 for the six months ended June 30, 2007 and 2006 and $0.14 and $0.11 for the three months ended June 30, 2007 and 2006.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

q.	Recent Accounting Pronouncements (cont’d)

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

Proceeds amounting to $1,350,000 from the issuance of shares during 2005 were deposited in an escrow account. The purchase price was to be released from escrow. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds was kept in a trust account for a certain corporate communication program. The current balance is 18,061.

4.	INVENTORIES

Inventories consist of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Raw materials	$4,430,762	$483,100
Packing materials	294,850	46,133
Finished goods	1,878,815	791,380
Work-in-progress	-	1,631
	$6,604,427	$1,322,244

5.	PREPAYMENTS AND OTHER RECEIVABLE

As of June 30, 2007 and December 31, 2006, prepayments and other receivable amounted to $614,106 and $382,463, respectively. Prepayments and other receivable include mainly prepaid rent and advanced travel expenses to employees.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Manufacturing machinery	$2,451,992	$2,388,716
Leasehold improvements	61,005	57,706
Office equipment	296,338	228,172
Motor vehicles	290,328	342,570
	3,099,663	3,017,164
Less: Accumulated depreciation	(670,033)	(503,041)

	$2,429,630	$2,514,123

Depreciation expenses for the three months ended June 30, 2007 and 2006 were $85,852 and $29,356. Depreciation expenses for the six months ended June 30, 2007 and 2006 were $166,992 and $54,776, respectively.

7.	CONSTRUCTION IN PROCESS

The construction in process amounted to $1,070,974 and $0 as of June 30, 2007 and December 31, 2006. The construction in process is consisted of plant and equipments for the newly established plants in Chongqing and Xinjiang in China.

8.	AMOUNTS DUE TO RELATED PARTIES

The amounts due to related parties were the advances to the Company’s officers and shareholders, and were unsecured, non-interest bearing and due on demand. Amounts due to related parties were $1,173 and $954 as of June 30, 2007 and December 31, 2006, respectively.

9.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Unaudited)

Accrued commission payable	$734,800	$577,571
Accrued professional expense	-	90,000
Other accrued expenses	186,578	17,678
Vendor deposits	47,379	148,395
Other payables	595,860	37,851

	$1,564,617	$871,495

10.	TAXES PAYABLES

Taxes payables consist of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Income tax payable	$1,634,954	$880,716
VAT tax payable	265,382	144,641
Individual income tax payable	482	1,002
Others	7,074	2,526
	$1,907,892	$1,028,885

11.	INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2007 and 2006, there was no significant book to tax differences.

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. The provision for income taxes for the three and six months ended June 30, 2007 and 2006 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Provision for China income and local tax	$1,535,605	$1,482,294	$2,751,321	$2,250,335
Deferred taxes for China	-	-	-	-
Provision for US income and local tax	8,532	-	52,871	-
Total provision for income taxes	$1,544,137	$1,482,294	$2,804,192	$2,250,335

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate at June 30,

	2007	2006
	(Unaudited)	(Unaudited)

Tax at statutory rate	34%	34%
Foreign tax rate difference	-1%	-1%
Net operating loss in other tax jurisdiction for where no benefit is realized	3%	6%

	36%	39%

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

12.	MINORITY INTEREST

The amounts of $2,778,565 and $2,160,575, as of June 30, 2007 and December 31, 2006, represent the 10% interest of our minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, in Pacific Dragon.

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

There were no major customers which accounting over 10% of the total net revenue for the six months ended June 30, 2007 and 2006.

Four vendors provided 69.8% of the Company’s raw materials for the six months ended June 30, 2007 with each vendor individually accounting for about 22.1%, 20.2%, 16.6% and 10.9%. Three vendors provided 76% of the Company’s dollar value of raw materials for the year ended December 31, 2006 with each individually accounting for about 34%, 27% and 15%. The Company had $57,054 and $74,785 accounts payable to these vendors as of June 30, 2007 and December 31, 2006, respectively.

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

16.	STOCK OPTIONS

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $2,398 and $1,817 in share-based compensation expense for the six months ended June 30, 2007 and 2006. The Company recognized $1,197 and $0 in share-based compensation expenses for the three months ended June 30, 2007 and 2006. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

On May 10, 2006, the Company granted an unrelated party 125,000 stock options vesting over 5 years proportionately.  The option exercise price is $3.50. The fair value of the shares at the time of granting of the options was $3.00. Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	0	$0.00	$0.00
Granted	125,000	$3.50	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2007	125,000	$3.50	$0.00

Following is a summary of the status of options outstanding at June 30, 2007:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	125,000	3.75	$3.50	125,000	$3.50

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	5.00 years
Expected volatility	80%
Expected dividend yield	0

17.	STATUTORY RESERVES

As stipulated by the Company Law of the People's Republic of China, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of June 30, 2007 and 2006 amounted to $2,356,758 and $1,860,610, respectively.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount included in the statutory reserves as of June 30, 2007 and 2006 amounted to $1,178,379 and $930,306, respectively.

18.	RELATED PARTY TRANSACTIONS AND COMMITMENTS AND LEASES

On January 6, 2005, Pacific Dragon entered into a License Agreement with Mr. Chang Yu, director of the Company. Under this License Agreement, Mr. Chang Yu authorized Pacific Dragon to use the know-how in manufacturing organic liquid compound fertilizer owned by him for free until December 31, 2009.

The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with Harbin Yinlong Enterprise Co. Ltd. ("Harbin Yinlong"), the joint venture partners holding 10% equity interest in Pacific Dragon to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB 1,200,000 (equivalent to $144,578). The tenancy agreement was revised by increasing the annual rent to RMB 3,600,000 (equivalent to $442,800) effective from July 1, 2005. During the three months ended June 30, 2007 and 2006, the Company paid RMB 900,000 (equivalent to $111,043) to Harbin Yinlong. During the six months ended June 30, 2007 and 2006, the Company paid RMB 1,800,000 (equivalent to $222,086) Harbin Yinlong.

The Company incurred rent expenses $337,758 and $310,553 for the six-month periods ended June 30, 2007 and 2006 and $199,950 and $155,276 for the three-month periods ended June 30, 2007 and 2006. The rent expenses for the next five years after June 30, 2007 are as follows:

Year 2007	$276,109
Year 2008	513,223
Year 2009	491,399
Year 2010	490,303
Year 2011	490,303
Year 2012 and thereafter	1,031,027
$3,292,365

19.	SUBSEQUENT EVENTS

On June 29, 2007, we entered into a Securities Purchase Agreement with accredited investors pursuant to which we issued and sold 5,556,000 shares of our Company’s common stock equaling 29.02% of the issued and outstanding capital stock of the Company, for a purchase price, in the aggregate, of $15,001,200 or $2.70 per share which was completed on July 5, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements and information relating to China Agritech, Inc., that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that we have only very limited assets and that for us to succeed requires that we either originate a successful business (for which we lack the funds) or acquire a successful business. The realization of our business aims will depend in the near future principally on the successful completion of our acquisition of a business, as discussed below.

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

Our Business

China Agritech is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers and related agricultural products. Our business operations are primarily conducted through our direct and indirect subsidiaries, primarily Anhui Agritech, Beijing Agritech, Tailong and Tailong’s subsidiary, Pacific Dragon. Our revenues are derived primarily from the sale of our organic liquid compound fertilizers and related agricultural products to our customers.

China Agritech’s main products include “LvLingBao III,” “LvLingBao IV,” “Tailong I,” “Green Vitality,” and other customized, crop-specific fertilizers that are tailored to our customers' specific requirements.  Our products promote photosynthesis, root system growth and transmission of nutrients to seeds; equilibrate absorption of nutrients and speed a plant's maturity; eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels; accelerate the accumulation of photosynthesis materials and cell concentration; increase reservation ability, resistance and the utilization rate of basic fertility; and foster the development of plant life along with neutral or acidic pesticides. Our products can be applied on a widespread basis via spraying by machine or aircraft.

China is the principal market for our products, which are primarily sold to farmers in several provinces in China: Heilongjiang, Hebei, Liaoning, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan and Guizhou. In 2007, we estimate that our annual production capacity of approximately 13,000 metric tons of organic liquid compound fertilizers.

Overview of Second Fiscal Quarter of 2007

During the second fiscal quarter of 2007, we continued to grow in customer base. During the second quarter of 2007, sales during the second quarter of 2007 were approximately 3.6% lower than sales during the second quarter of 2006, while sales for the period ended June 30, 2007 were 16.1% higher than sales during the same period in 2006. The Company’s consolidated balance sheet as of June 30, 2007 included current assets of $35,439,514 and total assets of $38,940,118. The Company had no long-term debt during the second quarter of 2007 or at June 30, 2007.

We have made progress in expanding our operations through our recently formed Anhui Agritech and Beijing Agritech operating subsidiaries, which we expect will contribute to our financial results in second half of 2007. Anhui Agritech operates our recently constructed facility in the Anhui province that began operations in the first quarter of 2007. Anhui Agritech manufactures and sells our fertilizer products to customers in the Anhui, Hubei, and Henan provinces of China. Beijing Agritech supervises our Beijing operations, which serve as a research and development center and our primary syrup production center and converting factory. Our Beijing Agritech operations commenced business in first quarter of 2007. We expect that our Anhui Agritech and Beijing Agritech operating subsidiaries will contribute to our financial results during the 2007 fiscal year.

On June 29, 2007, we entered into a Securities Purchase Agreement with accredited investors pursuant to which we issued and sold 5,556,000 shares of our Company’s common stock equalling 29.02% of the issued and outstanding capital stock of the Company, for a purchase price, in the aggregate, of $15,001,200 or $2.70 per share. In connection with this financing transaction, we agreed to file a resale registration statement with the U.S. Securities and Exchange Commission to register for the shares sold in this financing transaction as well as shares sold in previous financing transactions.

Also in connection with this financing transaction, 1,124,564 shares of China Agritech’s common stock which are beneficially owned by the company’s Chairman, President and Chief Executive Officer, Mr. Yu Chang, have been placed into an escrow account as part of a "make good” obligation. The “make good” provision stipulates that in the event that China Agritech’s after-tax net income for fiscal year 2007 is less than $8.35 million, the escrowed shares will be distributed pro-rata to investors who participated in the private placement. If China Agritech’s after-tax net income for the fiscal year 2007 exceeds $8.35 million, the escrowed shares will be returned to Mr. Chang.

China Agritech intends to use the majority of the proceeds to add organic granular fertilizer to its product lines and construct a granular fertilizer line in each of its new factories, located in Hebei, Anhui, Chongqing and Xinjiang. China Agritech will use approximately $6.0 million for the purchase and installation of new equipment, approximately $3.0 million for the initial purchase of raw materials and the balance will be used for working capital and financing expenses.

Recent Developments Affecting Our Business

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises and will become effective on January 1, 2008. Under the new corporate income tax law, we expect the applicable income tax rate for our PRC subsidiaries is subject to change. However, we do not anticipate any material adverse effect on our financial condition or results of operations as a result of any such change.

Results of Operations

Comparison of Three Months Ended June 30, 2007 and June 30, 2006.

The following table summarizes the results of our operations during the three-month periods ended June 30, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the 2006 fiscal period to the 2007 fiscal period:

(All amounts, other than percentages, in millions of U.S. dollars)

	Three Month Period Ended on June 30, 2007	Three Month Period Ended on June 30, 2006	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)
Net Revenue	$9.867	$10.235	(0.368)	(3.60)
Costs of Revenue	(4.115)	(4.852)	(0.737)	(15.19)
Selling Expenses	(0.791)	(0.688)	0.103	14.97
Operating and Administrative Expenses	(0.464)	(0.798)	(0.334)	(41.85)
Income From Operations	4.497	3.897	0.600	15.40
Other income (expenses)	0.004	0.026	(0.022)	(84.61)
Income tax	(1.544)	(1.482)	0.062	4.18
Minority interests	(0.321)	(0.310)	0.011	3.54
Net income	2.634	2.088	0.546	26.15

Net Revenue. Our net revenue is generated from sales of our fertilizer products. Net revenue for the three months ended June 30, 2007 amounted to $9,866,891, which is approximately $368,000 or 3.6% less than that of the same period ended on June 30, 2006, where we had revenue of $10,235,393. The decrease in net revenue is mainly attributable to lower volume of purchases by our customers since we believe many of our customers stocked up on our products in the first quarter of 2007.

Costs of Revenue. Our costs of revenue are primarily comprised of the cost of our raw materials, direct labor and manufacturing overhead expenses. Our costs of revenue were $4,115,279 for the three-month period ended June 30, 2007, a decrease of $737,173 or 15.19%, as compared to $4,852,452 for the three-month period ended June 30, 2006. The percentages of the costs of revenue to total revenues was 41.7% and 47.4% for the three-month periods ended on June 30, 2007 and 2006, respectively. This decrease was mainly attributable to reduced packing material costs and sales of higher gross profit margin products.

Selling Expenses. Our selling expenses consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $790,784 for the three-month period ended June 30, 2007, as compared to $688,021 for the same period ended June 30, 2006, an increase of $102,763 or approximately 14.93%. The increase was primarily attributable to the additional selling and marketing expenses incurred for the new plants for Anhui Agritech and Beijing Agritech.

Operating and Administrative Expenses. Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Operating and administrative expenses were $464,090 for the three-month period ended June 30, 2007, as compared to $797,978 for the same period ended June 30, 2006, a decrease of $439,888 or approximately 55.13%. The decrease was primarily attributable to the reversal of partial provision for doubtful debts made in 2006 and improved administrative cost control measures.

Environmental Laws Compliance Costs. We incurred no cost for environmental compliance for the three-month periods ended June 30, 2007 and 2006.

Income From Operations. Income from operations was $4,496,738 for the three month period ended June 30, 2007, as compared to $3,896,942 for the same period ended June 30, 2006, an increase of $599,796 or approximately 15.39%. The increase was primarily attributable to the reversal of partial provision for doubtful debts made in 2006 and sale of higher gross profit margin products.

Other Income (Expenses). Our other income was $3,985 for the three-month period ended June 30, 2007, as compared to other expenses of $26,179 for the same period ended June 30, 2006.

Income taxes. Our Chinese subsidiaries are taxed at a rate of 33% of assessable profit. We incurred income taxes of $1,544,137 for the three month period ended on June 30, 2007. This is an increase of $61,843 or 4.17% from the taxes we incurred in the three month period ended June 30, 2006, which was $1,482,294. We paid more taxes in the three months ended June 30, 2007 mostly because of the higher income during this period as compared to the three months ended June 30, 2006.

Minority interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $320,726 and $310,389 for the three-month periods ended June 30, 2007 and 2006, respectively, reflecting the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon.

Foreign Currency Translation Gains. We had a foreign currency translation gain of $327,124 for the three-month period ended June 30, 2007 as compared to $70,635 for the three-month period ended June 30, 2006. On July 21, 2005, China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating Renminbi into U.S. dollar in our financial statements for the three-month period ended June 30, 2007. The exchange rates of RMB1: US$ 0.1315 and RMB1:US$ 0.1304 were implemented in calculating the total assets/liabilities and statement of income, respectively. This resulted in a $256,489 increase in the foreign currency translation gain for the three-month period ended June 30, 2007 as compared with the three-month period ended June 30, 2006.

Net Income. We earned net income of $2,634,143 for the three month period ended June 30, 2007. This is an increase of $546,341 or approximately 3.82% from the same period ended June 30, 2006 which had a net income of $2,087,802.

Comparison of Six Months Ended June 30, 2007 and June 30, 2006.

The following table summarizes the results of our operations during the six-month periods ended June 30, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the 2006 fiscal period to the 2007 fiscal period:

(All amounts, other than percentages, in millions of U.S. dollars)

	Six-Month Period Ended on June 30, 2007	Six-Month Period Ended on June 30, 2006	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)
Net Revenue	$18.479	$15.921	$2.558	16.0
Costs of Revenue	(8.216)	(7.718)	0.498	6.45
Selling Expenses	(1.405)	(1.161)	0.244	21.01
Operating and Administrative Expenses	(1.012)	(1.209)	(0.197)	(16.29)
Income from Operations	7.846	5.832	2.01	34.53
Other income (expenses)	0.032	(0.032)	0.064	200
Income tax	(2.804)	(2.250)	0.554	24.62
Minority interest	(0.552)	(0.457)	0.095	20.79
Foreign Currency Translation Gains	0.832	0.140	0.692	494.3
Net income	4.519	3.102	1.417	45.68

Net Revenue. Our net revenue for the six months ended June 30, 2007 amounted to $18,478,632, which is approximately $2,558,000 or 16% more than that of the same period ended on June 30, 2006, where we had revenue of $15,921,000. The increase in the net revenue is mainly attributed to the expansion of our customer base from our new plants discussed above.

Cost of revenue. Our cost of revenue was $8,216,104 for the six-month period ended June 30, 2007, an increase of $498,337 or 15%, as compared to $7,717,767 for the six-month period ended June 30, 2006. The percentage of the cost of sales to the total revenues are 44.46% and 48.48% for the six-month periods ended on June 30, 2007 and 2006, respectively, a decrease of approximately 4%. This change was primarily the result of the reduced packing material cost and sales of product with a higher gross profit margin.

Selling Expenses. Our selling expenses were $1,404,786 for the six-month period ended June 30, 2007, as compared to $1,161,529 for the same period ended June 30, 2006, an increase of $243,257 or approximately 20.94%, due to the selling and marketing expenses incurred for the new plants.

Operating and Administrative Expenses. Our general and administrative expenses were $1,012,157 for the six-month period ended June 30, 2007, as compared to $1,209,443 for the same period ended June 30, 2006, a decrease of $197,286 or approximately 16.3%, primarily due to the reversal of partial provision for doubtful debts made in 2006 and improved admistrative cost control measures having taken place.

Environmental Laws Compliance Costs. We incurred no cost for environmental compliance for the six month periods ended June 30, 2007 and 2006.

Income From Operations. Income from operations was $7,845,585 for the six-month period ended June 30, 2007, as compared to $5,832,051 for the same period ended June 30, 2006, an increase of $2,013,534 or approximately 34.52%. This increase was primarily attributable to higher net revenue.

Other Income (Expenses). Our other income was $31,881 for the six-month period ended June 30, 2007, as compared to other expenses of $32,289 for the same period ended June 30, 2006.

Income taxes. We incurred income taxes of $2,804,192 for the six-month period ended on June 30, 2007. This is an increase of $553,857 or 24.6% from the taxes we incurred for the same period in 2006, which were $2,250,335. We paid more taxes in the six months ended June 30, 2007 mostly because of our higher income during the six-month period ended on June 30, 2007 than the comparable period in 2006.

Minority interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $552,077 and $457,138 for the six-month periods ended June 30, 2007 and 2006, respectively, reflecting the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon.

Foreign Currency Translation Gains. We had a foreign currency translation gain of $831,773 for the six-month period ended June 30, 2007 as compared to $140,427 for the six-month period ended June 30, 2006. This increase is a result of a $691,346 increase in the foreign currency translation gain for the six-month period ended June 30, 2007 from $140,427 for the six-month period ended June 30, 2006.

Net Income. We earned net income of $4,519,271 for the six-month period ended June 30, 2007. This is an increase of $1,417,141 or approximately 45.68% from our net income during the same period ended June 30, 2006 of $3,102,130.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $4,786,011, among which $18,061 is restricted cash. Our current assets were $35,439,514 and our current liabilities were $3,953,465 as of June 30, 2007, which results in a current ratio of approximately 9.0. Our total stockholders’ equity as of June 30, 2007 was $32,208,088. We had no bank loans or other interest bearing borrowings as of June 30, 2007.

Cash Flows (in thousands of U.S. Dollars)
	Six Months Ended June 30,
	2007	2006
Net cash provided by (used in) operating activities	(826,672)	(2,359,351)
Net cash provided by (used in) investing activities	(1,071,927)	(657,138)
Net cash provided (used in) by financing activities	-	11,079,705
Net cash inflow (outflow)	(1,898,599)	8,063,216

In fiscal year 2005, we raised a total of $1,350,000 from the sale of 590,283 (before the 1-for-1.14 forward stock split) and 235,516 (after the 1-for-1.14 forward stock split) shares of our common stock through private placement transactions. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds from the private placement transactions was kept in a trust account and been earmarked for a certain corporate communication program. As of June 30, 2007, the Company still had $18,061 in this account for the corporate communication program.

On July 5, 2007, we raised a total of approximately $15,000,000 from the sale of 5,556,000 shares of our common stock through a private placement transaction. In accordance with the terms of the private placement, $2,000,000 of the proceeds from the private placement transactions were kept in a trust account and will be released when we hire a new CFO and modify our board of directors in accordance with the terms of the private placement documents. As of June 30, 2007, all $2,000,000 remained in escrow.

Operating Activities:

Net cash used in operating activities was $0.83 million for the six-month period ended June 30, 2007 which is a decrease of $1.53 million from the $2.36 million net cash used in operating activities for the same period in 2006. The decrease is mainly due to a decrease in the outstanding advances to suppliers.

Investing Activities:

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and construction in progress for the new plant and equipments for Anhui Agritech and Beijing Agritech.

Net cash used in investing activities in the six-month period ended June 30, 2007 was $1.07 million, which is an increase of $0.41 million from net cash used for investing activities of $0.66 million in the same period of 2006 due to an acquisition of property, plant and equipment.

Financing Activities:

Net cash provided by financing activities in the six-month period ended June 30, 2007 totaled $0 as compared to $11.08 million provided by financing activities in the same period of 2006. The decrease of the cash provided by financing activities was mainly attributable to the fact that we engaged in no capital raising activities during the six-month period ended June 30, 2007.

On January 13, 2006, we sold 4,800,000 shares of our common stock to 22 investors for a total of $12,000,000 in a private placement transaction.

On July 5, 2007, we sold 5,556,000 shares of our common stock to 20 investors for a total of approximately $15,000,000 in a private placement transaction.

Our debt to equity ratio was 0% as of June 30, 2007 as we have no bank loans or other borrowings.

We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of June 30, 2007, we did not have any material commitments for capital expenditures.

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

•
Accounts Receivable.  Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We had accounts receivable of $21,093,412 and $12,239,073, net of allowance of $106,000 and $170,236 as of June 30, 2007 and December 31, 2006, respectively.

•
Advances to suppliers.  We permit advances to certain vendors for purchase of our material. The advances to suppliers amounted to $2,341,497 and $8,038,974 as of June 30, 2007 and December 31, 2006, respectively.

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

We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets as of the six months periods ended June 30, 2007 and 2006.

•
Revenue Recognition.  Our revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Our revenue consists of invoiced value of goods, net of a value-added tax (“VAT”). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

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

Seasonality

We may experience seasonal variations in our future revenues and our operating costs due to seasonality, however, we do not believe that these variations will be material. However, demand for our organic liquid compound fertilizer products fluctuates significantly with weather conditions, which may delay the application of the fertilizer or render it unnecessary thereby reducing demand for our products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We had no bank loans or other interest bearing borrowings as of June 30, 2007; therefore, we are not exposed to interest rate risk.

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

ITEMS 4 AND 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our Chairman, Chief Executive Officer and President, Yu Chang, and our chief financial officer, Lijun Peng, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Mr. Chang and Ms. Peng concluded that as of June 30, 2007, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than the private placement financing transaction that closed on July 5, 2007, where we sold 5,556,000 shares of our common stock to 20 investors for a total of approximately $15,000,000, there were no unregistered sales of equity securities by the Company during the six-month period ended June 30, 2007.

Information regarding the July 5, 2007 financing transaction and copies of the transaction documents can by found in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 6, 2007.

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

DATED: August 14, 2007

CHINA AGRITECH, INC.

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