Form 10-Q
period 2007-09-30
CHINA AGRITECH INC
filed 2007-11-14
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49608

CHINA AGRITECH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2955368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 301 No. 11 Building No. 1 Zone of Future Business Center,
1st Street of Wuliqiao Road , Chaoyang District, Beijing 100024
People's Republic of China
(Address of principal executive offices, Zip Code)

(86) 10-59621278
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2007, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,699,615

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA AGRITECH, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$13,697,914	$6,430,009
Restricted cash	37,302	100,028
Account held in escrow account	2,000,000	-
Accounts receivable, net	30,172,419	12,239,073
Inventories	5,802,349	1,322,244
Advances to suppliers	488,244	8,038,974
Prepayments and other receivables	493,136	382,463

Total Current Assets	52,691,363	28,512,791

Property, Plant, And Equipment, Net	3,717,358	2,514,123

Total Assets	$56,408,721	$31,026,914

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$241,599	$108,886
Accrued liabilities and other payables	1,976,851	871,495
Amount due to related parties	22,545	954
Taxes payable	2,190,866	1,028,885

Total Current Liabilities	4,431,861	2,010,220

Minority Interests	3,153,402	2,160,575

Commitments		-

Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000 shares authorized, 24,699.615 shares issued and outstanding as of September 30, 2007 and 19,143,615 shares issued and outstanding as of December 31, 2006	24,700	19,144

Additional paid in capital	26,149,455	12,619,049
Statutory reserve	3,987,261	2,790,916

Accumulated other comprehensive income	1,955,716	601,288
Retained earnings	16,706,326	10,825,722

Total Stockholders' Equity	48,823,458	26,856,119

Total Liabilities and Stockholders' Equity	$56,408,721	$31,026,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	THREE MONTH PERIODS ENDED SEPTEMBER 30,		NINE MONTH PERIODS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net sales	$11,595,798	$7,601,819	$30,074,430	$23,522,609
Cost of sales	(5,415,761)	(3,589,872)	(13,631,864)	(11,307,639)
Gross profit	6,180,038	4,011,947	16,442,566	12,214,970
Operating expenses
Selling expenses	(824,695)	(679,211)	(2,229,481)	(1,840,740)
General and administrative expenses	(736,424)	(1,076,929)	(1,748,581)	(2,286,372)
Total operating expenses	(1,561,119)	(1,756,140)	(3,978,062)	(4,127,112)
Income from operations	4,618,918	2,255,807	12,464,504	8,087,858
Other expense
Other expenses	(78,298)	(6,854)	(46,417)	(39,143)
Finance expenses	(1,211)	(11,654)	(3,137)	(1,813)

Total other expense	(79,509)	(18,508)	(49,554)	(40,956)
Income before income taxes and minority interest	4,539,410	2,237,299	12,414,950	8,046,902
Provision for income taxes	(1,648,340)	(938,523)	(4,452,532)	(3,188,858)
Income before minority interests	2,891,070	1,298,776	7,962,418	4,858,044
Minority interests	(333,392)	(190,550)	(885,469)	(647,688)
Net income	2,557,677	1,108,226	7,076,949	4,210,356
Other comprehensive income
Foreign currency translation adjustment	522,655	455,463	1,354,428	367,329
Comprehensive income	$3,080,333	$1,563,689	$8,431,377	$4,577,685
Basic weighted average shares outstanding	24,397,658	19,143,615	20,914,208	18,614,203
Basic net earnings per share	$0.10	$0.06	$0.34	$0.23
Diluted weighted average shares outstanding	24,436,550	19,143,615	20,954,725	18,614,203
Diluted net earning per shares	0.10	0.06	0.34	0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

Cash flows from operating activities:
Net income	$7,076,949	$4,210,356
Adjustments to reconcile net income to net cash
used in operating activities:
Stock based compensation	51,484	2,398
Minority Interest	885,469	647,688
Depreciation	259,542	90,471
Provision for doubtful debts	-	-
Decrease (increase) in current assets:
Restricted cash	62,944	95,598
Accounts receivable	(17,070,111)	(439,351)
Other receivable	(66,012)	(8,454,017)
Inventory	(4,033,019)	139,423
Advances to suppliers	7,717,799	(822,746)
Prepaid expenses	(86,176)	643,490
Advances from shareholders	22,507	(162,996)
Increase (decrease) in current liabilities:
Accounts payable	(157,478)	1,450,674
Other payable	736,890
Tax payable	1,096,563	458,853
Accrued expenses	313,970	130,554
Net cash used in operating activities	(3,188,677)	(2,009,605)

Cash flows from investing activities:
Acquisition of property & equipment	(1,459,705)	(1,267,032)
Construction in progress	(3,009)	-
Net cash used in investing activities	(1,462,714)	(1,267,032)

Cash flows from financing activities:
Amount held in escrow account	(2,000,000)	-
Issuance of shares for cash	13,484,478	11,081,575
Net cash provided by financing activities	11,484,478	11,081,575

Effect of exchange rate change on cash and cash equivalents	428,879	79,523

Net increase in cash and cash equivalents	7,261,965	7,884,461

Cash and cash equivalents, beginning of year	6,430,009	249,823

Cash and cash equivalents, end of year	$13,691,974	$8,134,284

Supplement disclosure of cash flow information:
Interest expense paid	$-	$-
Income taxes paid	$3,595,008	$2,823,332

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducts Tailong's only business operation. Pacific Dragon is a Sino-foreign joint invested enterprise foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Associations provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in several provinces of China. Pacific Dragon conducts ongoing research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. Our major products include "LvLingBao II", LvLingBao III", "LvLingBao IV", "Tailong I” and “Green Vitality”.

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

On June 29, 2006, the Company established a wholly owned subsidiary, Anhui Agritech Agriculture Development Limited“Anhui Agritech Development Co. Ltd.” (“Anhui Agritech”). Anhui Agritech engages in the business of manufacturing and marketing in series of organic liquid compound fertilizers.

On November 1, 2006, the Company and the stockholders of CAI Investment, Inc (the “CAI stockholders”) entered into an equity transfer agreement. The CAI stockholders transferred 100% equity interest in CAI Investment, Inc. (“CAI”) to the Company in exchange for USD1,000.

Prior to the equity transfer, CAI established a wholly owned subsidiary, Agritech Fertilizer Limited (“Beijing Agritech Fertilizer”). Beijing Agritech Fertilizer engages in the business of manufacturing and marketing in series of organic liquid compound fertilizers.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2006. The results of the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

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

d.   Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company gives most clients an extended credit policy for one year. As of September 30, 2007 and December 31, 2006, the Company had accounts receivable of $30,172,419 and $12,239,073, net of allowance of $106,053 and $170,236 respectively.

e.   Advances to suppliers

The Company advances to certain vendors for purchase of its material. As of September 30, 2007 and December 31, 2006, the advances to suppliers amounted to $488,244 and $8,038,974, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the nine months ended September 30, 2007 and 2006.

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

j.   Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended September 30, 2007 and 2006 were $111,619 and $119,606 Advertising costs for the nine months ended September 30, 2007 and 2006 were $303,393 and $446,983, respectively.

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

Basic and diluted earning per share were $0.34 and $0.23 for the nine months ended September 30, 2007 and 2006 and $0.10 and $0.06 for the three months ended September 30, 2007 and 2006.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Proceeds amounting to $1,350,000 from the issuance of shares during 2005 were deposited in an escrow account. The purchase price was to be released from escrow. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds was kept in a trust account for a certain corporate communication program. The balances were $37,302 and $100,028 as of September 30, 2007 and December 31, 2006, respectively.

4.	INVENTORIES

Inventories consist of the following as of September 30, 2007 and December 31, 2006:

	September 30	December 31
	2007	2006
	(Unaudited)
Raw Materials	$4,375,939	$483,100
Packing Materials	189,766	46,133
Finished goods	1,236,644	791,380
Work in progress	-	1,631
	$5,802,349	$1,322,244

5.	PREPAYMENTS AND OTHER RECEIVABLE

As of September 30, 2007 and December 31, 2006, prepayments and other receivable amounted to $493,136 and $382,463, respectively. Prepayments and other receivable include mainly prepaid rent, advanced travel expenses to employees. As of December 31, 2006, prepayments and other receivable includes mainly prepaid rent, prepaid advertising expenses, and advanced travel expenses to employees.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of September 30, 2007 and December 31, 2006:

	September 30	December 31
	2007	2006
	(Unaudited)
Manufacturing machinery	$3,686,170	$2,388,716
Leasehold improvement	61,887	57,706
Office equipment	203,696	228,172
Motor vehicles	525,119	342,570
Construction in progress	3,073	-
	$4,479,945	$3,017,164
Less: Accumulated Depreciation	(762,587)	(503,041)
	3,717,358	2,514,123

Depreciation expenses for the three months ended September 30, 2007 and 2006 were $92,550 and $35,695. Depreciation expenses for the nine months ended September 30, 2007 and 2006 were $259,542 and $90,471, respectively.

7.	AMOUNTS DUE TO RELATED PARTIES

The amounts due to related parties were the advances to the Company’s officers and shareholders, and were unsecured, non-interest bearing and due on demand. Amounts due to related parties were $22,545 and $954 as of September 30, 2007 and December 31, 2006, respectively.

8.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of September 30, 2007 and December 31, 2006:

	September 30	December 31
	2007	2006
	(Unaudited)
Accrued commission payable	$843,666	$577,571
Accrued professional expense	-	90,000
Other accrued expense	213,776	17,678
Vendor deposit	-	148,395
Others payable	919,409	37,851
	$1,976,851	$871,495

9.	TAXES PAYABLES

Taxes payables consist of the following as of September 30, 2007 and December 31, 2006:

	September 30 2007 (Unaudited)	December 31 2006
Income tax payable	$1,738,240	$880,716
VAT tax payable	440,579	144,641
Individual tax payable	497	1,002
Others	11,500	2,526
	$2,190,866	$1,028,885

10.	INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2007 and 2006, there was no significant book to tax differences.

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. The provision for income taxes for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Provision for China income and local tax	$1,644,396	$938,523	$4,404,190	$3,188,858
Deferred taxes for China	-	-	-	-
Provision for US income and local tax	3,944	-	48,342	-
Total provision for income taxes	$1,648,340	$938,523	$4,452,532	$3,188,858

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate at September 30,

	2007	2006
	(Unaudited)	(Unaudited)
Tax at statutory rate	34%	34%
Foreign tax rate difference	-1%	-1%
Net operating loss in other tax jurisdiction for where no benefit is realized	3%	6%
	36%	39%

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

11.	MINORITY INTEREST

The amounts of $3,153,402 and $2,160,575, as of September 30, 2007 and December 31, 2006, represent the 10% interest of our minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, in Pacific Dragon.

12.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

13.	MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounted for more than 10% of the total net revenue for the nine months ended September 30, 2007 and 2006.

Four vendors provided approximately 80% of the Company’s raw materials for the nine months ended September 30, 2007 with each vendor individually accounting for about 29%, 20%, 19% and 12%. Three vendors provided 76% of the Company’s dollar value of raw materials for the year ended December 31, 2006 with each individually accounting for about 34%, 27% and 15%. The Company had $57,054 and $74,785 accounts payable to these vendors as of September 30, 2007 and December 31, 2006, respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

14.	STOCKHOLDERS’ EQUITY AND AMOUNT HELD IN ESCROW ACCCOUNT

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

On July 5, 2007, the Company issued and sold 5,556,000 shares of our Company’s common stock for $2.70 per share for a purchase price, in the aggregate, of $15,001,200 which was completed on July 5, 2007. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. $2,000,000 was held in escrow account as of September 30, 2007.

15.	STOCK OPTIONS AND WARRANTS

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $51,484 and $1,817 in share-based compensation expense for the nine months ended September 30, 2007 and 2006. The Company recognized $49,086 and $0 in share-based compensation expenses for the three months ended September 30, 2007 and 2006. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

Options

On May 10, 2006, the Company granted an unrelated party 12,500 stock options vesting over 5 years proportionately.  The option exercise price is $3.50. The fair value of the shares at the time of granting of the options was $3.00.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	5.00 years
Expected volatility	80%
Expected dividend yield	0

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	12,500	$3.50	$0.00
Granted	-	-	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2007	12,500	$3.50	$0.00

Following is a summary of the status of options outstanding at September 30, 2007:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	12,500	3.625	$3.50	3,438	$3.50

Warrants

On July 5, 2007, the Company granted an unrelated party 388,920 warrants vesting over 5 years proportionately.  The warrants exercise price is $2.70. The fair value of the shares at the time of granting of the warrants was $3.22.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.05%
Expected life of the options	5.00 years
Expected volatility	95%
Expected dividend yield	0

Following is a summary of the stock option activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	0	$0.00	$0.00
Granted	388,920	$2.70	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2007	388,920	$2.70	$0.00

Following is a summary of the status of warrants outstanding at September 30, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$2.70	388,920	4.833	$2.70	12,964	$2.70

16.	STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of September 30, 2007 and 2006 amounted to $2,658,174 and $1,860,610, respectively.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount included in the statutory reserves as of September 30, 2007 and 2006 amounted to $1,329,087 and $930,306, respectively.

17.	RELATED PARTY TRANSACTIONS AND COMMITMENTS AND LEASES

On January 6, 2005, Pacific Dragon entered into a License Agreement with Mr. Chang Yu, director of the Company. Under this License Agreement, Mr. Chang Yu authorized Pacific Dragon to use the know-how in manufacturing organic liquid compound fertilizer owned by him for free until December 31, 2009.

The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with Harbin Yinlong Enterprise Co. Ltd. ("Harbin Yinlong"), the joint venture partners holding 10% equity interest in Pacific Dragon to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB 1,200,000 (equivalent to $144,578). The tenancy agreement was revised by increasing the annual rent to RMB 3,600,000 (equivalent to $442,800) effective from July 1, 2005. During the three months ended September 30, 2007 and 2006, the Company paid RMB 900,000 (equivalent to $111,043) to Harbin Yinlong. During the nine months ended September 30, 2007 and 2006, the Company paid RMB 2,700,000 (equivalent to $333,129) Harbin Yinlong.

The Company incurred rent expenses $518,296 and $465,830 for the nine-month periods ended September 30, 2007 and 2006 and $180,538 and $155,276 for the three-month periods ended September 30, 2007 and 2006. The rent expenses for the next five years after September 30, 2007 are as follows:

Year 2007	$11,833
Year 2008	515,690
Year 2009	498,274
Year 2010	494,433
Year 2011	494,433
Year 2012 and thereafter	998,666
$3,013,330

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

Our main products include “LvLingBao III,” “LvLingBao IV,” “Tailong I,” and “Green Vitality” and other customized, crop specific fertilizers that are tailored to our customers' specific requirements.  Our products promote photosynthesis, root system growth and transmission of nutrients to seeds; equilibrate absorption of nutrients and speed a plant's maturity; eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels; accelerate the accumulation of photosynthesis materials and cell concentration; increase reservation ability to resist the drought, resistance and the utilization rate of basic fertility; and foster the development of plant life along with neutral or acidic pesticides. Our products can be applied on a widespread basis via spraying by machine or aircraft. Our products have been recognized for their quality and effective by leading industry associations and have been certified by the PRC government at the national level, which is an endorsement of the effectiveness of the products in all regions of China.

China is the principal market for our products, which are primarily sold to farmers in several provinces in China: Heilongjiang, Hebei, Liaoning, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Guizhou, Hainan and Jiangsu. In 2007, we estimate that our annual production capacity of approximately 13,000 metric tons of organic liquid compound fertilizers.

Overview of Third Fiscal Quarter of 2007

During the third fiscal quarter of 2007, we continued to grow in customer base. During the second quarter of 2007, sales during the second quarter of 2007 were approximately 3.6% lower than sales during the second quarter of 2006, while sales for the period ended September 30, 2007 were 27.9% higher than sales during the same period in 2006. The Company’s consolidated balance sheet as of September 30, 2007 included current assets of $52,691,363 and total assets of $56,408,721. The Company had no long-term debt during the second quarter of 2007 or at September 30, 2007.

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

China Agritech intends to use the majority of the proceeds to add organic granular fertilizer to its product lines and construct a granular fertilizer line in each of its new factories, located in Hebei, Beijing, Heilongjiang, Anhui, Chongqing and Xinjiang. China Agritech will use approximately $6.0 million for the purchase and installation of new equipment, approximately $3.0 million for the initial purchase of raw materials and the balance will be used for working capital and financing expenses.

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

Results of Operations

Comparison of Three Months Ended September 30, 2007 and September 30, 2006.

The following table summarizes the results of our operations during the three-month periods ended September 30, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the 2006 fiscal period to the 2007 fiscal period:

(All amounts, other than percentages, in millions of U.S. dollars)

	3 Month Period Ended 9/30/07	3 Month Period Ended 9/30/06	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)

Net Revenue	11.6	7.6	4.0	52.5
Cost of Revenue	(5.4)	(3.6)	1.8	50.8
Gross Profit	6.2	4.0	2.1	54.0
Selling Expenses	(0.8)	(0.7)	0.1	21.4
Operating and Administrative Expenses	(0.7)	(1.1)	(0.4)	(31.6)
Income From Operations	4.6	2.2	2.4	104.8
Other Income (Expenses)	(0.1)	-	0.1	-
Income Tax	(1.6)	(0.9)	0.7	75.6
Minority Interest	(0.3)	(0.2)	0.1	75.0
Foreign Currency Translation Gains	0.5	0.4	0.1	14.8
Net income	2.6	1.1	1.5	130.8

Net Revenue. Our net revenue is generated from sales of our fertilizer products. Net revenue for the three months ended September 30, 2007 amounted to $11,595,798, which is approximately $3,994,000or 52.5% higher than that of the same period ended on September 30, 2006, where we had revenue of $7,601,819. The increase in net revenue is mainly attributable to addition of new distributor in northern China which contributed approximately 499 metric tons of liquid fertilizer to our sales for a total dollar increase of approximately $3 million. Revenue contribution from the Beijing and Anhui facilities was 9%, up 72% from the second quarter of 2007.

Costs of Revenue. Our costs of revenue are primarily comprised of the cost of our raw materials, direct labor and manufacturing overhead expenses. Our costs of revenue were $5,415,761 for the three-month period ended September 30, 2007, an increase of $1,825,889 or 50.8%, as compared to $3,589,872 for the three-month period ended September 30, 2006. The percentages of the costs of revenue to total revenues was 46.7% and 47.2% for the three-month periods ended on September 30, 2007 and 2006, respectively. The lower cost of revenue as a percentage of sales was a result of a slight reduction in packaging cost.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of goods sold. Our gross profit increased $2,168,091 to $6,180,038 for the three months ended September 30, 2007 from $4,011,947 for the same period in 2006, in which our cost of goods sold was $3,589,872 million. Gross profit as a percentage of net revenues was 54.7% for the nine months ended September 30, 2007, as compared to 51.9% during the same period in 2006. The increase in gross profit as a percentage of revenues was due to reduced packing material cost.

Selling Expenses. Our selling expenses consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $824,695 for the three-month period ended September 30, 2007, as compared to $679,211 for the same period ended September 30, 2006, an increase of $145,484 or approximately 21.4%. The increase was primarily attributable to the additional selling and marketing expenses incurred for the new plants for Anhui Agritech and Beijing Agritech and higher sales.

Operating and Administrative Expenses. Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Operating and administrative expenses were $736,424for the three-month period ended September 30, 2007, as compared to $1,076,929 for the same period ended September 30, 2006, a decrease of $340,505or approximately 31.6%. Higher admistrative expenses for the three month period ended September 2006 was attributed to start-up costs associated with the new factories and headquarters and accrual of certain bad debt allowances in 2006 which did not occur in third quarter 2007.

Environmental Laws Compliance Costs. We incurred no cost for environmental compliance for the three-month periods ended September 30, 2007 and 2006.

Income From Operations. Income from operations was $4,618,918 for the three month period ended September 30, 2007, as compared to $2,255,807 for the same period ended September 30, 2006, an increase of $2,363,111 or approximately 104.8%. The increase was primarily attributable to the higher sales achieved and lower administrative expenses incurred.

Other Income (Expenses). Our other expenses was $79,509 for the three-month period ended September 30, 2007, as compared to other expenses of $18,508 for the same period ended September 30, 2006.

Income taxes. Our Chinese subsidiaries are taxed at a rate of 33% of assessable profit. We incurred income taxes of $1,648,340 for the three month period ended on September 30, 2007. This is an increase of $709,817 or 75.6% from the taxes we incurred in the three month period ended September 30, 2006, which was $938,523. We paid more taxes in the three months ended September 30, 2007 mostly because of the higher income during this period as compared to the three months ended September 30, 2006.

Minority interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $333,392 and $190,550 for the three-month periods ended September 30, 2007 and 2006, respectively, reflecting the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon. The increase in the minority interest adjustment is due to the increase in the group net income.

Foreign Currency Translation Gains. We had a foreign currency translation gain of $522,655 for the three-month period ended September 30, 2007 as compared to $455,468 for the three-month period ended September 30, 2006. On July 21, 2005, China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating Renminbi into U.S. dollar in our financial statements for the three-month period ended September 30, 2007. The exchange rates of RMB1: US$0.1334 and RMB1:US$0.1306 were implemented in calculating the total assets/liabilities and statement of income, respectively. This resulted in a $67,192 increase in the foreign currency translation gain for the three-month period ended September 30, 2007 as compared with the three-month period ended September 30, 2006.

Net Income. We earned net income of $2,557,677 for the three month period ended September 30, 2007. This is an increase of $1,449,451or approximately 130.8% from the same period ended September 30, 2006 which had a net income of $1,108,226. The increase in the net income was attributable to higher sales achieved and lower administrative expenses for the three month period ended September 30, 2007.

Comparison of Nine months Ended September 30, 2007 and September 30, 2006.

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the 2006 fiscal period to the 2007 fiscal period:

(All amounts, other than percentages, in millions of U.S. dollars)

	9 Month Period Ended 9/30/07	9 Month Period Ended 9/30/06	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)

Net Revenue	30.1	23.5	6.6	27.9
Cost of Revenue	(13.6)	(11.3)	2.3	20.6
Gross Profit	16.4	12.2	4.2	34.6
Selling Expenses	(2.2)	(1.8)	0.4	21.1
Operating and Administrative Expenses	(1.7)	(2.3)	(0.6)	(23.5)
Income From Operations	12.5	8.1	4.4	54.1
Other Income (Expenses)	-	-	-	-
Income Tax	(4.5)	(3.2)	1.3	39.6
Minority Interest	(0.9)	(0.6)	0.3	36.7
Foreign Currency Translation Gains	1.3	0.4	0.9	268.7
Net income	7.1	4.2	2.9	68.1

Net Revenue. Our net revenue for the nine months ended September 30, 2007 amounted to $30,074,430, which is approximately $6,551,821 or 27.9% more than that of the same period ended on September 30, 2006, where we had revenue of $23,522,609. The increase in the net revenue is mainly attributed to the expansion of our customer base from our new and existing plants discussed above.

Cost of revenue. Our cost of revenue was $13,631,864 for the nine-month period ended September 30, 2007, an increase of $2,324,225 or 20.6%, as compared to $11,307,639 for the nine-month period ended September 30, 2006. The percentage of the cost of sales to the total revenues are 45.3% and 48.1% for the nine-month periods ended on September 30, 2007 and 2006, respectively, a decrease of approximately2.8%. This change was primarily the result of the reduced packing material cost.

Selling Expenses. Our selling expenses were $2,229,481 for the nine-month period ended September 30, 2007, as compared to $1,840,740 for the same period ended September 30, 2006, an increase of $388,741 or approximately 21.1%, due to the selling and marketing expenses incurred for the new plants and higher sales.

Operating and Administrative Expenses. Our general and administrative expenses were $1,748,581 for the nine-month period ended September 30, 2007, as compared to $2,286,372 for the same period ended September 30, 2006, a decrease of $537,791 or approximately 23.5%. Higher administrative expenses for the nine-month period ended September 30, 2006 was primarily due to accrual of bad debts allowances in 2006 and start up cost associated with the new factories and headquarters.

Environmental Laws Compliance Costs. We incurred no cost for environmental compliance for the nine month periods ended September 30, 2007 and 2006.

Income From Operations. Income from operations was $12,464,504 for the nine-month period ended September 30, 2007, as compared to $8,087,858 for the same period ended September 30, 2006, an increase of $4,376,646 or approximately 54.1%. This increase was primarily attributable to higher net revenue and gross profit achieved..

Other Income (Expenses). Our other expenses was $49,554 for the nine-month period ended September 30, 2007, as compared to other expenses of $40,956 for the same period ended September 30, 2006.

Income taxes. We incurred income taxes of $4,452,532 for the nine-month period ended on September 30, 2007. This is an increase of $1,263,674 or 39.6% from the taxes we incurred for the same period in 2006, which were $3,188,858. We paid more taxes in the nine months ended September 30, 2007 mostly because of our higher income during the nine-month period ended on September 30, 2007 than the comparable period in 2006.

Minority interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $885,469 and $647,688 for the nine-month periods ended September 30, 2007 and 2006, respectively, reflecting the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon.

Foreign Currency Translation Gains. We had a foreign currency translation gain of $1,354,428 for the nine-month period ended September 30, 2007 as compared to $367,329 for the nine-month period ended September 30, 2006. This increase is a result of a $987,099 increase in the foreign currency translation gain for the nine-month period ended September 30, 2007 from $367,329 for the nine-month period ended September 30, 2006.

Net Income. We earned net income of $7,076,949 for the nine-month period ended September 30, 2007. This is an increase of $2,866,593 or approximately 68.1% from our net income during the same period ended September 30, 2006 of $4,210,356. The increase in net income was mainly attributable to higher net revenue and lower administrative expenses as discussed above.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of 13,697,914 and restricted cash of $37,302. Our current assets were $52,691,363 and our current liabilities were $4,431,861 as of September 30, 2007, which results in a current ratio of approximately 12x. Our total stockholders’ equity as of September 30, 2007 was $48,823,458. We had no bank loans or other interest bearing borrowings as of September 30, 2007.

Cash Flows (in thousands of U.S. Dollars)
	Nine months Ended September 30,
	2007	2006
Net cash provided by (used in) operating activities	(3,188,677)	(2,009,605)
Net cash provided by (used in) investing activities	(1,462,714)	(1,267,032)
Net cash provided (used in) by financing activities	11,484,478	11,081,575
Net cash inflow (outflow)	428,879	79,523

In fiscal year 2005, we raised a total of $1,350,000 from the sale of 590,283 (before the 1-for-1.14 forward stock split) and 235,516 (after the 1-for-1.14 forward stock split) shares of our common stock through private placement transactions. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds from the private placement transactions was kept in a trust account and been earmarked for a certain corporate communication program. As of September 30, 2007, the Company still had $37,302 in this account for the corporate communication program.

On July 5, 2007, we raised a total of approximately $15,000,000 from the sale of 5,556,000 shares of our common stock through a private placement transaction. In accordance with the terms of the private placement, $2,000,000 of the proceeds from the private placement transactions were kept in a trust account and will be released when we hire a new CFO and modify our board of directors in accordance with the terms of the private placement documents. As of September 30, 2007, all $2,000,000 remained in escrow.

Operating Activities:

Net cash used in operating activities was $3.2 million for the nine-month period ended September 30, 2007 which is an increase of $1.2 million from the $2.0 million net cash used in operating activities for the same period in 2006. The increase is mainly due to increase in the accounts receivable and inventory as a result of the increase in customer base from the newly established plants

Investing Activities:

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and construction in progress for the new plant and equipments for Anhui Agritech and Beijing Agritech.

Net cash used in investing activities in the nine-month period ended September 30, 2007 was $1,462,714 which is an increase of $195,682 from net cash used for investing activities of $1,267,032 in the same period of 2006 due to an acquisition of property, plant and equipment.

Financing Activities:

Net cash provided by financing activities in the nine-month period ended September 30, 2007 totaled $11,484,478 as compared to $11,081,575 provided by financing activities in the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to the fact that we engaged in capital raising activities on July 5, 2007 as explained below.

On July 5, 2007, we sold 5,556,000 shares of our common stock to 20 investors for a total of approximately $15,000,000 in a private placement transaction.

Our debt to equity ratio was 0% as of September 30, 2007 as we have no bank loans or other borrowings.

We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of September 30, 2007, we did not have any material commitments for capital expenditures.

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

•
Accounts Receivable.  Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We had accounts receivable of $30,172,419 and $12,239,073, net of allowance of $106,000 and $170,236 as of September 30, 2007 and December 31, 2006, respectively.

•
Advances to suppliers.  We permit advances to certain vendors for purchase of our material. The advances to suppliers amounted to $488,244 and $8,038,974 as of September 30, 2007 and December 31, 2006, respectively.

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

We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets as of the nine months periods ended September 30, 2007 and 2006.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We had no bank loans or other interest bearing borrowings as of September 30, 2007; therefore, we are not exposed to interest rate risk.

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

ITEMS 4 AND 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our Chairman, Chief Executive Officer and President, Yu Chang, and our chief financial officer, Lijun Peng, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Mr. Chang and Ms. Peng concluded that as of September 30, 2007, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving our objectives. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that our internal control objectives are met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than the private placement financing transaction that closed on July 5, 2007, where we sold 5,556,000 shares of our common stock to 20 investors for a total of approximately $15,000,000, there were no unregistered sales of equity securities by the Company during the nine-month period ended September 30, 2007.

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

DATED: November 14, 2007

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