Form 10-K
period 2007-12-31
CHINA AGRITECH INC
filed 2008-03-28
CIK 1166389

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-49608

CHINA AGRITECH, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	75-2955368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 3F No. 11 Building, Zhonghong International Business Garden, Future Business Center,
Chaoyang North Road, Chaoyang District, Beijing, China 100024
(Address of principal executive office, including zip code)

(86)10-59621278

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value 0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 8,657,145 and $28,395,436, respectively.

There were 24,699,615 shares of common stock outstanding as of March 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Report to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries.  References to "Tailong" are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited, references to "Pacific Dragon" are references to Tailong’s 90% owned subsidiary, Pacific Dragon Fertilizers Co. Ltd., references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc., references to “Beijing Agritech” are to our wholly-owned indirect subsidiary, Beijing Agritech Fertilizer Co., Ltd. and references to Anhui Agritech are to our wholly-owned subsidiary, Anhui Agritech Development Co. Ltd. References to "China" or "PRC" are references to the People's Republic of China.  References to "RMB" are to Renminbi, the legal currency of China, and all references to "$" and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements and information relating to China Agritech, Inc., that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future. Important factors that may cause actual results to differ from those projected include the risk factors specified above. Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered as an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

PART I

Item 1.   Description of Business

Our Business

China Agritech is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers and related agricultural products. Our business operations are primarily conducted through our China-based subsidiaries, Anhui Agritech, Beijing Agritech and Pacific Dragon. Our revenues are derived primarily from the sale of our organic fertilizer products to our customers. We are a leading manufacturer of fertilizer products in China, specifically, organic fertilizer products in liquid form. We have been producing organic liquid compound fertilizer product in China since 1994.

China is the principal market for our fertilizer products, which are primarily sold to farmers in 20 provinces in China: Hainan, Anhui, Hubei, Jiangsu, Jiangxi, Guangxi, Liaoning, Shanxi Heilongjiang, Hebei, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Chongqing and Guizhou. Our annual fertilizer production capacity in 2006 was approximately 9,000 metric tons and our 2007 capacity was approximately 13,000 metric tons.

Our sales revenue increased from $25.3 million in 2005 to $29.5 million in 2006 and our net income increased from $3.7 million in 2005 to $5.3 million in 2006. Our sales revenue increased 33% from $29.5 million in fiscal year ended December 31, 2006 to $39.2 million in fiscal year ended December 31, 2007, and our net income grew 62.3% from $5.3 million in fiscal year 2006 to $8.6 million in fiscal year 2007.

Our main products include “LvLingBao III,” “LvLingBao IV,” “Tailong I,” and “Green Vitality” and other customized, crop specific fertilizers that are tailored to our customers' specific requirements.  Our products promote photosynthesis, root system growth and transmission of nutrients to seeds; equilibrate absorption of nutrients and speed a plant's maturity; eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels; accelerate the accumulation of photosynthesis materials and cell concentration; increase reservation ability to resist the drought, resistance and the utilization rate of basic fertility; and foster the development of plant life along with neutral or acidic pesticides. Our products can be applied on a widespread basis via spraying by machine or aircraft. Our products have been recognized for their quality and effectiveness by leading industry associations and have been certified by the PRC government at the national level, which is an endorsement of the effectiveness of the products in all regions of China.

We believe that our brand reputation and ability to tailor our products to meet the requirements of various regions of China affords us a competitive advantage. We purchase the majority of our raw materials from suppliers located in China and use suppliers that are located in close proximity to our manufacturing facilities.

We have made progress in expanding our operations through our recently formed Anhui Agritech and Beijing Agritech operating subsidiaries. Anhui Agritech operates our constructed facility in the Anhui province that began operations in July, 2006. Anhui Agritech manufactures and sells our fertilizer products to customers in the Anhui, Hubei, and Henan provinces of China. Beijing Agritech supervises our Beijing operations, which serve as a research and development center and our primary syrup production center and converting factory. Our Beijing Agritech operations commenced business in September 2006. Our annual production capacity in 2007 was approximately 13,000 metric tons of organic liquid compound fertilizers.

Our Industry

In China, the total output of fertilizer in 2005 reached 48.3 million metric tons, which was the one third of the world’s output. China is the principal market for our organic liquid compound fertilizers and related agricultural products. It is anticipated that the total demand of fertilizer will exceed to 50 million metric ton by the year 2015. As a subset of the broader fertilizer market, the use of compound fertilizers in China has likewise increased, from 1,796,000 tons in 1985 to 13,032,000 in 2005, an increase rate of 5.8% from 2001 to 2002, 6.7% from 2002 to 2003, and 8% increase in 2004 and 2005 (Source: 2006 China statistics Yearbook). It is expected that the total demand of organic fertilizer will reach to about 25 million metric ton by the year 2015.

The large size and high growth rate of the Chinese fertilizer market, particularly the environmentally friendly organic fertilizer market, can be attributed to several factors, including China’s large population, significant farming and agricultural activities, government incentives and environmental concerns. Future growth in the fertilizer market is expected to be due largely to the projected growth in the use of fertilizer products and a continuation of the high level of farming and agricultural activities.

Our Challenges

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled “Risk Factors,” including for example:

•	any failure to expand our operations and production capacity sufficiently to meet our customers’ demands;

•	any inability to effectively manage rapid growth and accurately project market demand for our products;

•	risks associated with future investments or acquisitions; any loss of key members of our senior management;

•	loss of any skilled personnel or any failure to continue to attract skilled personnel in the future;

•	any failure to protect the proprietary formula and manufacturing processes for out concentrated organic liquid compound fertilizer;

•	potential product liability claims arising from fertilizer products;

•	failure to renew our fertilizer registration certificate;

•	unexpected changes to China’s political or economic situation or legal environment;

•	failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by our PRC resident stockholders; and

•
determination of the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency that CSRC approval is required regarding any previous or future financing transaction we may enter into.

You should read and consider the information set forth in “Risk Factors” and all other information set forth in this report before investing in our common stock.

Corporate Information

Our corporate name is China Agritech, Inc. We were originally incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims. Since then, we have changed our business model several times. We had no active operations during the period from 1986 until February 2005, when we completed a reverse acquisition transaction with, China Tailong Holdings Company Limited, a Hong Kong Corporation, which is the holding company for Pacific Dragon, one of our operating companies.

In addition to Pacific Dragon, we conduct business operations through two other PRC based operating companies: Anhui Agritech and Beijing Agritech. See “Our Corporate Structure and History.”

The following chart reflects our organizational structure as of the date of this report.

The address of our principal executive office is Room 301 No. 11 Building. Zhonghong International Business Garden, Future Business Center, Chaoyang North Road, Chaoyang District, Beijing China 100024. Our telephone number is (86)10-59621278. We maintain a website at http://www.chinaagritechinc.com that contains information about us, but that information is not part of this report.

Recent Developments

On July 3, 2007, we completed a private placement transaction whereby we sold 5,556,000 shares of our common stock to 20 investors for approximately $15 million, as described in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2007. The shares were offered and sold to investors in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 thereunder.

On October 8, 2007, we entered into a contractual arrangement with SINOCHEM (the “Buyer”), pursuant to which we will supply Green Vitality fertilizers to the Buyer through October 7, 2008, as described in our Current Report on Form 8-K, filed with the SEC on October 8, 2007, as amended. The total revenue expected from the contract is equivalent to approximately U.S. $7.8 million.

We opened additional converting facilities in Chongqing and Xinjiang on March and July 2007, respectively, the latter one as described in our Current Report on Form 8-K, filed with the SEC on August 3, 2007. We have a total capacity of 13,000 metric tons for the year ended December 31, 2007, a 160% increase in capacity from the end of 2006.

Industry Background and Our Principal Markets

In China, the total output of fertilizer in 2005 reached 48.3 million metric tons, which was the one third of the world’s output. China is the principal market for our organic liquid compound fertilizers and related agricultural products. Our products are primarily sold to farmers in 20 provinces in China: Hainan, Anhui, Hubei, Jiangsu, Jiangxi, Guangxi, Liaoning, Shanxi Heilongjiang, Hebei, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Chongqing and Guizhou.

China has the world's largest population of nearly 1.3 billion people. However, China's arable land on a per capita basis is only 0.04 hectare (Source: 2006 China statistics Yearbook), or approximately 50% of that present in the United States (Source: US Census Bureau, www.census.gov). This combination of limited arable land and a large and growing population has created a significant need to increase the output of crops per hectare in China. China's agricultural output increased 19% from 1989 to 2005 (the total crops output was 407,549,000 tons in 1989 as compared to 484,022,000 tons in 2005) (Source: 2006 China statistics Yearbook). An increase in the use of fertilizers - 8,840,000 tons were used in 1978 compared to 47,662,000 tons used in 2005, one third of the world’s output, has contributed to this growth (Source: 2006 China statistics Yearbook). It is anticipated that the total demand of fertilizer will exceed to 50 million metric ton by the year 2015. As a subset of the broader fertilizer market, the use of compound fertilizers in China has likewise increased, from 1,796,000 tons in 1985 to 13,032,000 in 2005, an increase rate of 5.8% from 2001 to 2002, 6.7% from 2002 to 2003, and 8% increase in 2004 and 2005 (Source: 2006 China statistics Yearbook). It is expected that the total demand of organic fertilizer will reach to about 25 million metric ton by the year 2015.

We believe that China’s fertilizer industry is mainly influenced by the following factors:

•
Growth and evolution of China’s fertilizer industry.    The fertilizer industry in China is in the process of rapid and continuous development. China is the largest producer and consumer of fertilizers in the world. The total consumption of fertilizers is expected to increase to 51 million tons by 2010 and 56 millions by 2020. We believe this will favorably influence the demand for our products and contribute to growth in sales of our fertilizer products and our revenues.

•
PRC regulators are encouraging use of organic compound fertilizers. In order to improve the efficient utilization of fertilizer, the PRC Ministry of Agriculture encourages the use of organic compound fertilizers instead of single nutrients, such as urea, or chemical fertilizers. The percentage of compound fertilizer consumption to the total fertilizer consumption rose from 10% in 1985 to 27% in 2005. (Source: 2006 China Statistics Yearbook). However, the usage of compound fertilizers in China is low compared with the average usage level of about 70% worldwide. We believe that this factor will promote usage of our products.

•
Availability of land suitable for agricultural purposes. Decreases of available farmland in China, projected population growth, and the movement toward environmentally conscientious farming around the world are contributing to an increase in the use of more effective and environmentally friendly organic compound fertilizers. Our products are designed to satisfy this demand.

•
Seasonality. Like other fertilizer manufacturers, we experience seasonal fluctuations in demand for our products. Fertilizer manufacturers are focusing their sales efforts in the southern and western areas of China which have warmer climates and longer harvesting seasons in order to realize more evenly distributed demand for the our products throughout the year.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in the fertilizer market in China:

•	Strong Market Position. We are a leading manufacturer of fertilizer products in China, specifically, organic fertilizer products in liquid form.

•
Recognized and Certified Product Offerings. Our Tailong brand of fertilizer products were favorably recognized by the China Association for Quality Supervision and the China Quality Standard Research Center in 2006 for product quality, brand reputation and customer loyalty.  Our fertilizer products also have been certified by the PRC government at the national level which is an endorsement of the effectiveness of the products in all regions of China, making us one of only about 10% of the fertilizer companies in China which have been fully certified.

•
Established Distribution Network.    We sell the majority of our fertilizer products through an extensive distribution network of regional factories, which help us to establish a local presence in each community we serve with multi-level sales support and to educate local retailers and farmers on the benefits of our fertilizer products.

•
Efficient Infrastructure.    We have created a flexible and responsive infrastructure, which allows us to efficiently manufacture and deliver high-quality fertilizer products within a short delivery time.

•
Broad Customer Base.    We developed a diversified customer base of farmers and retailers located throughout China and are not dependent on, or heavily concentrated in, any single customer or customer base.

Our Strategy

We believe that our strong competitive position, our ability to meet customer demands and our well regarded product offerings will enable us to benefit from the anticipated growth in China’s fertilizer market. We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•
Capitalize on our brand reputation to increase sales of new and existing products. We intend to leverage the favorable reputation of our fertilizer products through collaboration with academic and governmental institutions which can attest to the quality of our current product offerings. We plan to develop new compounds to better meet the changing needs of China’s agricultural communities by tailoring our product offerings to meet the local needs of the farmers and to create greater reliability of fertilizer products nationwide. We presently intend to use a portion of the proceeds from our recent financing to add organic granular compound fertilizer to its product lines and construct a granular fertilizer line near each of its existing factories, located in Harbin, Beijing, and Xinjiang.

•
Expand Our Domestic Operations. We intend to build or acquire additional organic granular fertilizer factories in strategic locations in China to serve other agricultural areas in China, particularly the central and Southern regions of China. Our anticipated expansion plans will increase our organic granular compound fertilizer production capacity to 200,000 metric tons.

•
Enhance Brand Awareness. A core future focus will be to build and enhance brand awareness of our “Lvlingbao” and “Tailong” products as well as our “Green Vitality” product line and organic granular compound fertilizer by launching an extensive advertising campaign to educate retailers and farmers on the benefits of our liquid organic compound products. We expect these efforts will allow us to expand our distribution and sales outside of our traditional base in Northeast China and capture a larger market share.

•
Increase Sales into Select Foreign Markets. We plan to leverage our product offerings and brand reputation to expand our product sales into select international markets. We currently performing a feasibility study and market research on few selected oversea markets which we expect will result in revenue growth in the future and we intend to pursue sales to other strategic foreign regions.

Our Products

Our fertilizer products consist primarily of organic liquid compound fertilizers which are derived from natural sources. We believe that our fertilizer products are capable of increase crop yield by as much as 30%.

We produce our fertilizer production using proprietary formulas of humic acid and other amino acids which have proven to have a significant effect on crop yield and quality without the harmful side effects of chemical fertilizers. Our products contain over 30 active ingredients comprised of organic elements, inorganic elements that are region specific and other active and stimulative agents.

Our products, which are designed to be multi-functional, improve the photosynthesis function in crops and the root absorption system, enhance the resistance of crops to harsh environmental conditions and increase plant size and quality. Our fertilizer formulas are highly concentrated, blendable with pesticides or water for easy application and facilitate better absorption rates due to low sedimentation. Our products are suitable for a variety of application methods, ranging from seed soaking, root dipping and irrigation to application by machine and aircraft.

Our four main product lines and their primary uses are as follows:

•
Lvlingbao III. Our Lvlingbao III fertilizer product line blends humic acid, nitrogen, phosphorus, potassium, microelements, amino acid, active and stimulative agents and is specially formulated for fruits and vegetables.

•
Lvlingbao IV. Our Lvlingbao IV fertilizer line is produced using humic acid, nitrogen, phosphorus, potassium, microelements and is formulated for large scale crops of fruits, vegetables and grains and suitable for jet spray application.

•
Tailong I. Tailong I is our highly customized fertilizer line used for a wide variety of crops and plants that can be tailored to local soil conditions. Tailong I has been derived from LvLingBao III, with adjustments in the amount of amino acid, active agent and stimulative agent, in order to better nutrient absorption.

•
Green Vitality. Our new Green Vitality fertilizer product line is a new, premium line that will be marketed in the central and southern regions of China and can be applied to enhance yield in a large variety of crops.

We are committed to producing “green” agricultural products which are designed to be environmentally friendly and intend to expand our product offerings to add organic granular compound fertilizer products.

Raw Materials and Our Principal Suppliers

The main raw materials of our products are humic acid, nitrogen, phosphorus, kalium and other supplementary material, which are abundant in China. Humic acid is mainly mined from a soft, brownish-black coal called lignite and China has large lignite reserves according to the survey of energy resources published by the World Energy Council.

There are numerous suppliers and vendors in China of the raw materials needed for our products. Our Company has entered into written contracts with our main suppliers: Inner-Mongolia Humic Acid Factory, Beijing Zhongxin Chemical Development Company and Shenzhen Hongchou Technology Company. In fiscal year 2007, we purchased approximately 10.35% of our humic acid from Inner-Mongolia Humic Acid Factory, approximately 19.12% of our nitrogen, phosphorus and kalium from Beijing Zhongxin Chemical Technology Development Co., and approximately 20.85% of our other supplementary material from Shenzhen Hongchou Technology Company.

On December 16, 2005, our subsidiary Pacific Dragon has entered into a supplier contract with Shenzhen Hongchou Technology Company, with the approximate value of US$2,549,351 (RMB 19,630,000) valid through 2008. Pre-payment 30% of the total contract value was paid on December 26, 2005, and 70% of total contract value was paid on February 6, 2006 upon final delivery.

On March 1, 2005, our subsidiary Pacific Dragon has entered into a supplier contract with Inner-Mongolia Wu Chuan Humic Acid Factory, with the approximate value of US$747,532 (RMB 5,756,000) through March 1, 2008.

On January 15, 2007, our subsidiary Pacific Dragon has entered into a supplier contract with Beijing Zhongxin Chemical Technology Development Co, with the approximate value of US$2,363,636 (RMB 18,200,000) valid from February 1, 2007 to January 31, 2009. A pre-payment of $2 million was paid, and the balance will be paid upon final delivery.

Our Distributors and Customers

We sell most of our products through various regional distributors in China. We have established and maintained long term relationships with major distributors who we believe have local business experience and established regional sales networks.

For the year ended December 31, 2007, distribution through our ten largest distributors accounted for approximately 33.76% of our total annual sales. Our three largest distributors are:

•	Harbin Long Feng Trading Co., Ltd, which is located in Harbin Province and purchased approximately 7.56% of our organic liquid compound fertilizers in 2007.

•	Huai An Nong Ye Zhi Bao Zhan, which is located in Huai An province and purchased approximately 4.11% of our organic liquid compound fertilizers in 2007.

•	Heilongjiang JiuSan Agricultural Department, which is located in Heilongjiang province and purchased approximately 3.12% of our organic liquid compound fertilizers in 2007.

On October 8, 2007, we entered into a contractual arrangement with SINOCHEM, pursuant to which we will supply organic Green Vitality fertilizers to SINOCHEM through October 7, 2008, with total revenue expected of approximately U.S. $7.8 million.

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

We have also been marketing and promoting our products through broadcasting on Chinese local TV channels, such as Heilongjiang Satellite Channel and participating in activities organized by local governments to promote information about, and use of, fertilizers.

Competition

Our experience is that the compound fertilizer industry in China is highly fragmented, consisting of numerous smaller regional manufacturers and larger, domestic and international competitors.

Our major competitors in China include Guangxi Beihai Penshibao Co., Ltd (www.psb.com.cn), Henan Luo Xiaowang Group (www.luoxiaowang.com), and Shangdong Tianda 2116 (www.2116.cn). Our major global competitors include Phosyn from the UK (www.cuikang.com/news/), Shi Ma (Chinese translation) a portion of BASF of Germany, Kemira GrowHow Oyj from Finland, and Leffingwell from the USA.

Management expects that a fairly recent development has the potential change the competitive landscape in the Chinese fertilizer market in the near future. Due to the Chinese government’s WTO commitment, China started to allow foreign companies to gain the right to distribute and make retail sales of fertilizers beginning on December 11, 2006. Because fertilizer products usually need to be specifically formulated for local plant, soil and climate conditions, we believe that there are not many foreign competitors in our selected markets that are capable of producing customized fertilizers that compete with our products. Nevertheless, as a result of the opening of the fertilizer market to foreign producers, we expect that the amount of fertilizer imported to China will rise significantly and that we will face increasing competition from non-Chinese fertilizer manufacturers. Judging by China Agritech’s 2007 financial performance, management remains optimistic that our company can remain competitive in its markets notwithstanding the entry of non-Chinese fertilizer manufacturers into the marketplace, although we can make no assurances of this belief in light of the anticipated increase in competition.

Intellectual Property

We have registered with the Trademark Office of the State Administration for Industry and Commerce of China the trademark for the "Tailong" logo (registration number: 836192), which is used on our products that are distributed in China. The trademark expires in 2016.

We rely on trade secrets to protect our proprietary technology and formulas. We currently do not own any patents and have not applied for patents on our proprietary technology and formulas because we do not want to make available to the public a detailed description of our technology and formulas as would be required in connection with a patent application. We believe that disclosure of our technology and formulas would be detrimental to our future business. If information about our formulas and processes is not tightly controlled, we believe that more competitors would likely emerge in this market. Only certain of our key executives have knowledge of our proprietary technology and formulas.

Mr. Yu Chang, our CEO, President, Secretary and director, has granted us a permanent license to use his know-how in manufacturing certain types of organic liquid compound fertilizer on a royalty-free basis and has granted us a long-term royalty and free license to use his know-how in manufacturing other organic liquid compound fertilizers. Mr. Chang is under contractual obligations to keep the confidentiality of this technology and refrain from licensing this technology to any third party or using the technology for his own benefit.

Employees

As of December 31, 2007, we had approximately 329 full-time employees, of which 85 were administrative and managerial staff, 131 were sales staff and 113 were manufacturing workers. We also hire temporary manufacturing workers to supplement our manufacture capabilities at periods of high demand. None of our employees is under collective bargaining agreements and they all reside in China. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Research and Development

We conduct on-going research and development activities relating to the improvement of the organic liquid compound fertilizers we manufacture and the control of related manufacturing costs. Our primary research and development facilities are located in Beijing and our principal research team consists of Mr. Shuhua Liu and Mr. Kangde Liu. We spent approximately $1,480 (RMB11,240) and $21,900 (RMB 108,000) on research and development in 2007 and 2006, respectively.

Government Regulation

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizers can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. All fertilizers that have completed in-the-field testing and test selling must obtain formal registration which, once obtained, is valid for five years and thereafter may be renewed for five year periods. We have obtained the necessary Formal Fertilizer Registration Certificate for all of our fertilizer products from the PRC Ministry of Agriculture. Such certificate was issued on September 3, 2002 and expired in December, 2007, at which time we were required to renew the formal registration. We had begun the process of renewing our certificate prior to December, 2007 and its expected to be renewed by April, 2008.

Additionally, fertilizer manufacturers in the PRC must have a manufacturing license to make some types of fertilizer. We have a current and active license permitting us to manufacture those types of fertilizer.

Other than as mentioned in the first paragraph in this section, as of December 31, 2007, we believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies. Other than as mentioned in the first paragraph in this section, as of December 31, 2007, all license fees and filings are current.

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

•  Item 1A. Risk Factors

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Business

If we fail to effectively expand our operations and capacity to satisfy demand for our fertilizer products, our results of operations and business prospects could be impaired.

Our future success depends on our ability to expand our business to address the growth in demand for our fertilizer products. Because our industry is highly competitive, if we are unable to increase our production capabilities to meet increased demand for our products, we may lose existing customers, as well as potential additional customers, to competitors with greater production capacities. If we are unable to satisfy existing customers’ increased demands for products, such customers may terminate their relationships with us which could reduce our revenues and significantly hurt our overall financial performance. In addition, we currently rely on 10 major distributors, each of whom distribute our products to multiple end user customers. If we are unable to meet the demand of end user customers of any of these distributors, such distributors may terminate their relationships with us with respect to all of their end user customers in favor or one or more of our competitors who could meet the demands of all of such customers. Failure to continue to attract new customers may impair our revenue growth. If our production capacity and revenues do not continue to grow, our competitive position, margins and profits could materially decline.

We recently completed construction of our Anhui Agritech and Beijing Agritech manufacturing lines as well as the factories in Chongqing and Xinjiang which became operational in July, 2006 and September, 2006, March, 2007, and July, 2007 respectively, resulting in overall annual fertilizer production capacity of approximately 13,000 metric tons. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

•	the availability of additional funding to build manufacturing facilities and purchase raw materials on favorable terms or at all;

•	our management and minimization of delays and cost overruns caused by problems with our suppliers of raw materials and third-party vendors; and

•	our receipt of any necessary government approvals or permits that may be required to expand our operations in a timely manner or at all.

If we cannot successfully implement additional production capacity increases efficiently and cost-effectively, we will be unable to satisfy any increased demand for our products, which could significantly impair our financial performance. See also “We face risks associated with recent and future investments or acquisitions” below.

Our rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

To accommodate the recent and anticipated growth of our production assets, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, then we could fail to utilize our production assets sufficiently to meet demand for our products and our operating costs could increase disproportionately, either of which could impair our revenue growth and hurt our overall financial performance.

If we fail to accurately project market demand for our products, our business expansion plan could be jeopardized and our financial condition and results of operations will suffer.

We plan to increase our annual manufacturing capacity of our fertilizer products to meet an expected increase in demand for our products. Our annual production capacity of our organic fertilizer products is approximately 13,000 metric tons for the 2007 fiscal year. Our decision to increase our production capacity was based primarily on our projected increases in our sales volume and growth in the size of the fertilizer market in China. If actual customer orders are less than our projected market demand, we will likely suffer overcapacity problems, may have to leave capacity idle and may accumulate substantial inventories of our fertilizer products, which may reduce our overall profitability and hurt our financial condition and results of operations due to the loss of cash flow from the increasing inventory and may cause us to sell our products at a lower price than we might otherwise agree upon with a customer.

Our business will be harmed if our major distributors reduce their orders or discontinue doing business with us.

For the year ended December 31, 2007, we sold approximately 33.76% of our fertilizer products through ten major distributors, including Harbin Long Feng Trading Co., Ltd, Huai An Nong Ye Zhi Bao Zhan and Heilongjiang JiuSan Agricultural Department. We anticipate that a similar percentage of our products will be sold through some of these and other distributors in 2008. Although we believe that our relationship with these distributors is good, we have no long term supply agreements with them and any or all of them could terminate their relationship with us in favor of competitors with increased productions capabilities or offering lower prices or other favorable terms. If some or all of these distributors reduce their orders or discontinue doing business with us, we could have difficulties finding new distributors to distribute our products and our revenues and net income could in turn decline considerably. Our reliance on these major distributors could also affect our bargaining power in getting favorable prices and shorter credit term given for our products. In addition, untimely payment and/or failure to pay by these major distributors would negatively affect our cash flow.

We depend heavily on Mr. Yu Chang, our CEO, President, Secretary and director, and without his services our prospects would be severely limited.

Our future business and results of operations depend in significant part upon the continuing contribution of Mr. Yu Chang, our CEO, President, Secretary and director. Mr. Chang has extensive experience in the liquid compound fertilizer industry and is directly involved in all of our business operations. Mr. Chang had a 3-year employment agreement with our subsidiary, Pacific Dragon, which expired on January 5, 2008. Mr. Chang continues to serve in the same manner as prior to the expiration of his contract and intends to enter into a new employment agreement in the near future. There can be no assurance that we will be able to retain Mr. Chang after the expiration of his new employment agreement. If Mr. Chang ceases to be employed by us, we may have difficulty finding a suitable replacement with equal leadership and industry experience, and our business would suffer because we will not have the leadership needed to capitalize on market opportunities and to direct our growth, leading to a possible decrease in revenues and inappropriate capital investments in projects that may not benefit our long-term growth. Mr. Chang has both sales contacts in the Agricultural industry and know-how to produce our products, making his expertise both unique and valuable to us.

We face risks associated with recent and future investments or acquisitions.

An important element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to expand the fertilizer products we offer to our existing target customer base, expand our production capacity, lower our costs for raw materials and components and capitalize on opportunities to expand into new markets. If we are unable to identify acquisition candidates or to effectively and efficiently acquire and integrate such businesses into our existing business, we may be unable to meet the demand for our products or maintain a competitive advantage over our competitors in terms of products offered, supply capacity, product price and quality. Even if we are able to identify and acquire additional businesses, if we are unable to efficiently integrate such businesses, then the anticipated advantages of such acquisitions may be lost and our costs could increase, our margins could decline and our financial results could be significantly harmed.

During the past 12 months, we expanded our operations through our recently formed Anhui Agritech and Beijing Agritech operating subsidiaries which we expect to contribute to our future growth. Anhui Agritech operates our facility in the Anhui province and manufactures and sells our fertilizer products to customers in the Anhui, Hubei, and Henan provinces of China. Beijing Agritech supervises our Beijing operation, which serves as a research and development center and our primary syrup production center and converting factory.

In the future, we may be unable to identify other suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all. If we complete any such investment or acquisition, we may not realize the anticipated benefits from the transaction.

Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. The successful integration of our any newly established or acquired businesses require us to:

•	integrate and retain key management, sales, research and development, production and other personnel;

•	incorporate the newly developed products or additional capabilities into our offerings from an product development, sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

We may be unsuccessful in effectively performing these tasks. Geographic distance between business operations, the compatibility of the technologies and operations being integrated also present significant challenges. If we are unsuccessful in our investments and acquisitions our financials results may be harmed by the lost transaction costs, potential disposition costs if the target is resold later and lost opportunities our management is unable to capitalize upon while focused on the investments and acquisitions. See also “If we fail to effectively expand our operations and capacity to satisfy demand for our fertilizer products, our results of operations and business prospects could be impaired” above.

We depend heavily on skilled personnel, and any loss of such personnel, or the failure to continue to attract such personnel in the future, could harm our business.

The agricultural chemicals business is specialized and requires the employment of personnel with significant scientific and operational experience in the industry. Accordingly, we must attract, recruit and retain a sizeable workforce of technically and scientifically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary scientific, technical and operational skills and experience with the fertilizer industry. These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees. If we are unable to hire the correct individuals we may not be able to produce enough product to optimize profits, research and development initiatives may be delayed and we may encounter disruptions in production and research which will negatively impact our financial condition.

Any disruption of the operations in our factories would damage our business.

All of our fertilizer products are currently manufactured in our factories in Harbin, Beijing, and Anhui, China. We currently maintain insurance covering only our leased factories. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, because we would likely not be able to outsource our production on terms favorable to the company, if at all. Failure to be able to replace any lost production capability would cause a potential diminution in sales, the cancellation of orders, loss of valuable employees, damage to our reputation and potential lawsuits.

We currently rely on a small number of third parties to supply the key raw materials we use to produce our products.

Our business depends upon the availability of key raw materials, including humic acid, nitrogen, phosphorus, kalium, and other supplementary material. We rely on only a few external suppliers for these raw materials. In fiscal year 2007, we purchased approximately 10.35% of our humic acid from Inner-Mongolia Humic Acid Factory, approximately 19.12% of our nitrogen, phosphorus and kalium from Beijing Zhongxin Chemical Technology Development Co., and approximately 20.85% of our other supplementary material from Shenzhen Hongchou Technology Company. For the 2008 fiscal year, we expect that our raw materials suppliers will be substantially similar to past years and the amount of raw materials will increase commensurate with the increase in the demand of our fertilizer products. We have entered into written agreements with all of these suppliers. If any of our major suppliers were to default or become unable to deliver the raw materials in sufficient quantities, we may be unable to purchase these raw materials from alternative sources on the same or similar terms, which could result in a significant increase in our operating costs. In addition, any disruption in the supply of our raw materials could cause delay in the delivery of our products which would be harmful to our sales reputation and business. If supply is disrupted the increased amount we have to pay for raw materials could negatively impact our margins, cause us to delay deliveries which may cause us to breach contracts or damage customer relationships or cause us to cease production if an alternate supplier cannot be found. If we were unable to procure replacement supplies, our ability to meet the production demands of our customers could cause the loss of customers and/or market share. Our financial results could be negatively impacted by the lost sales or decreased margins.

If we cannot protect the proprietary formula and manufacturing processes for our concentrated organic liquid compound fertilizer it could increase our competition and cause our operating results to suffer.

Our success will depend in part on our ability to protect our proprietary formula and manufacturing process for highly concentrated organic liquid compound fertilizer products. We rely on trade secrets to protect our proprietary formulas and manufacturing processes. We have not applied for patents for our technology and formulas because we believe an application for such patents would result in public knowledge of our proprietary technology and formulas and could lead competitors to attempt to copy our products, thereby increasing competition. This could in turn result in a decrease of our market share and hurt our operating results. Our subsidiary Pacific Dragon has entered into a license agreement with Mr. Yu Chang, our Chairman CEO and President, under which Mr. Chang granted us an exclusive license to use his know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. Under the license agreement, Mr. Chang has the obligation to maintain the confidentiality of this technology and is prohibited from licensing this technology to any third party or using the technology for his own benefit. In addition, only certain of our key executives have knowledge of our proprietary technology and formulas.

Despite these precautions, the legal regime protecting intellectual property rights in China is weak. If we are not able to enforce our licensing agreement with Mr. Chang, and fully protect our proprietary trade secrets, if our employees unintentionally or willfully disclose our confidential technology to competitors, or if our competitors independently develop similar or superior products, our competitors may be able to more effectively offer products similar to ours and/or produce products with a cost structure similar to ours, if not better, and we may thereby lose any competitive advantage that we currently have. If we are forced to take legal action to protect our proprietary formula and processes, we will incur significant expense and further could not guarantee a favorable outcome.

In addition, our competitors may counterfeit our products and use our trademark. These counterfeit products could damage our reputation and create confusion for our customers.

Our financial results would be negatively impacted by the lost sales to the fake and/or competitive product or by lost sales from a damaged reputation.

Certain of our officers and directors' associations with other business enterprises could impede their ability to devote ample time to our business and could pose conflicts of interest.

Mr. Yu Chang, our CEO, President, Secretary and director, and Ms. Xiaorong Teng, our Chief Operating Officer, serve as the chairman and a director, respectively, of Yinlong Industrial Co. Ltd. These existing responsibilities to another entity could limit the amount of time they can spend on our affairs. Mr. Chang currently spends about 90% of his time on our affairs and about 10% of his time on the affairs of Yinlong. Ms. Teng currently spends about 95% of her time on our affairs and about 5% of her time on the affairs of Yinlong. In addition, in carrying out their responsibilities for both us and Yinlong, Mr. Chang and Ms. Teng could face conflicts of interest from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. Our financials results could be negatively impacted if our officers and directors do not capitalize on opportunities for us because of their other obligations or if we are unable to take advantage of a potential opportunity because of a perceived conflict of interest with an officer and/or director.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2008.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

We may need to raise additional capital in the foreseeable future and may not be able to do so on terms favorable to us or you or at all.

Part of our strategy involves increasing our fertilizer production capacity by constructing additional manufacturing facilities and making strategic investments and acquisitions which require significant capital resources. As of December 31, 2007, we had approximately $11.4 million in cash with $11,415 in restricted cash. Based on current reserves and anticipated cash flow from our operations, we anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for the next twelve months. If we decide to expand our business operations more broadly than currently anticipated or if cash flows from operations are inadequate for our capital needs, we may seek to satisfy our future capital requirements from the sale of our securities in public or private offerings, or through loans from financial institutions or our controlling stockholders. Adequate funds may not be available when needed or on terms satisfactory to us. A lack of funds also may cause us to delay, reduce and/or abandon certain or all aspects of our organic liquid compound fertilizer product research and development programs, close facilities and/or lay-off employees which, in turn, will likely result in decreased sales and profits.

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

We have no direct business operations, other than the direct and indirect ownership of our subsidiaries Pacific Dragon, Anhui Agritech and Beijing Agritech. We have no current intention of paying dividends. As a holding company, if we decide to pay dividends in the future our ability to do so will depend upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. Our operating subsidiaries may be subject to restrictions on their ability to make distributions to us due to Chinese law, restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

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

Our inability to pay dividends may harm the market price of our stock.

Risks Related To Our Industry

Our operating results will suffer if the price of raw materials increases and we cannot pass the increased cost through to our customers.

The primary raw materials included in our products are humic acid, nitrogen, phosphorus, kalium and other supplementary material. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstock, market demand, and freight costs. The prices for these raw materials may fluctuate significantly based upon changes in these forces. Our operating results may be seriously harmed if we are unable to pass any raw material price increases through to our customers due to lower margins from our sales. If we are forced to increase prices of our products due to increases in the prices of raw materials, the demand for our products could decrease, which could materially harm our operations and financial results. See “If we fail to accurately project market demand for our products, our business expansion plan could be jeopardized and our financial condition and results of operations will suffer” above.

 If we cannot renew our fertilizer registration certificate, which expired in December, 2007, or we cannot maintain our manufacturing license we will be unable to sell some of our products which will cause our sales revenues to significantly decrease.

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture and receive a registration certificate. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five years. We have obtained a Formal Fertilizer Registration Certificate covering all of our fertilizer products from the PRC Ministry of Agriculture. Such certificate was issued on September 3, 2002 and expired in December, 2007. We began pursuing renewal of this certificate prior to its expiration and we expect to complete the renewal process in early of April 2008.

Our belief is that the PRC Ministry of Agriculture generally will grant an application for renewal in the absence of illegal activity by the applicant. However, there is no guarantee that the PRC Ministry of Agriculture will grant renewal of our Formal Fertilizer Registration Certificate. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China which will cause the termination of our commercial operations. We may also be warned by the government and fined up to RMB20,000 for operating without a Fertilizer Registration Certificate.

We also must maintain a license to manufacture certain types of fertilizer in the PRC. We currently have a valid license to manufacture those types of fertilizer. However, there is no guarantee that we will be able to renew our Manufacturing License in the future. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China which will cause the termination of our commercial operations. We may fined 15% to 20% of the value of the products illegally manufactured and/or sold and if any loss is caused by our manufacturing, the government can investigate the company’s legal liabilities according to law.

Adverse weather conditions could reduce demand for fertilizer products.

The demand for our organic fertilizer products fluctuates significantly with weather conditions, which may delay the application of the fertilizer or render it unnecessary at all. If any natural disasters, such as flood, drought, hail, tornado or earthquake, occur, the demand for our products could be reduced. In addition, in some cases, we allow our distributors to purchase our products partially on credit. The distributors, in turn, may sell the fertilizer to farmers on credit. If any natural disaster occurs, reduced crop yields may cause farmers to default on their payments which could harm our cash flow and results of operations. If we are unable to collect on our sales our cash flows will decrease and we will have additional expenses from bad debts which will harm our published financials results.

Competition in the fertilizer industry in China and elsewhere is intense.

We compete with approximately 300 small-sized, local Chinese fertilizer manufacturers. The number of these small companies varies from time to time. While we may have greater resources than our smaller competitors, it is possible that these competitors have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and established local distribution channels within a small region. Furthermore, we face competition from large domestic and international fertilizer producers and traders who import fertilizers into China such as Guangxi Beihai Penshibao Co., Ltd (www.psb.com.cn), Henan Luo Xiaowang Group (www.luoxiaowang.com), and Shangdong Tianda 2116 (www.2116.cn). Our major international competitors are Phosyn from the UK (www.cuikang.com/news/), Shi Ma (Chinese translation) part of BASF of Germany, Kemira GrowHow Oyj from Finland, and Leffingwell from the USA. These imported products range from fertilizers with single chemical elements, such as urea, phosphate and potash, to standard nitrogen phosphate, potassium compound fertilizers. The quality of the imported products is generally higher and more stable than fertilizers produced in China. While our resources may not be as great as our larger competitors, we believe our product quality, sales network, brand recognition and sales network are superior. If our competitors are able to gain greater market share or improve their sales efforts, our sales may decrease, we may be forced to lower our prices, or our marketing costs may increase, all of which could negatively impact our financial results.

Historically, imported fertilizers have been subject to tariffs, duties and quota imposed by the Chinese government. In connection with China's entry into the World Trade Organization, based on the WTO commitment, the Chinese government started to allow foreign companies to sell and distribute fertilizers beginning in December, 2006. As the Chinese fertilizer market starts to gain more market participants, we will face increased competition which may create pricing, supply and demand constraints and cause our profit margins to suffer.

The fertilizer products that we manufacture pose safety risks and could expose us to product liability claims.

Defects in, or unknown harmful effects caused by, organic and inorganic chemical and elements in our products could subject us to potential product liability claims that our products cause some harm to the human body or to property. Although we have adopted safety measures of industry standard in our research, development and manufacturing processes, accidents may still occur. Any accident, either at the manufacturing phase or during the use of our products, may subject us to significant liabilities to persons harmed by these products. We have renewed product liability insurance to cover claims from personal injuries or property damage caused by our products for the period from July 11, 2007 to July 10, 2008. Our insurance coverage was limited to approximately $500,000 (RMB 4,000,000) and may not have been sufficient to cover potential claims. A successful claim against us that is in excess of our insurance coverage could significantly harm our business and financial condition. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and our business. As of the filing of this Report, no product liability claim has ever been brought against us. However, if we are involved in litigation in the future the potential judgment or settlement along with the litigation costs could harm our financial performance.

Risks Related To Doing Business In China

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher level of control over foreign exchange; and

•	the allocation of resources.

As the PRC economy continues to transition from a planned economy to a more market-oriented economy, the PRC government has implemented and continues to implement various measures to encourage economic growth and guide the allocation of resources by controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. While these measures may benefit the overall PRC economy, they may also have a negative effect on us, especially if such measures create an unfriendly environment for businesses in the agricultural sector of the economy. For example, PRC governmental entities, whether local or national, could implement additional regulations requiring the payment of increased taxes, tariffs or other duties, or increase the level of government supervision, review, licensing or other involvement in our operations and expansion efforts. Such regulations could significantly increase our costs of doing business, producing products or acquisition efforts. We may not be able to pass these additional costs along to costumers by increasing the costs of our products, or if we are forced to increase the prices of our products, our sales may be negatively effected and our competitors, whether in other areas of the PRC or internationally, may gain an advantage over the company.

If the PRC government changes laws to which we are subject, particularly laws relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters our business could be harmed. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China, primarily Pacific Dragon, Anhui Agritech and Beijing Agritech. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.

For example, while contractual disputes occurs, the arbitration will be brought to the China International Economic and Trade Arbitration Commission (“CIETAC”) in accordance with CIETAC Arbitration Rules, the agreements are governed by PRC law and an arbitration award may be challenged in accordance with PRC law.  For example, a claim that the enforcement of an award in our favor will be detrimental to the public interest, or that an issue does not fall within the scope of the arbitration would require us to engage in administrative and judicial proceedings to defend an award. China’s legal system is a civil law system based on written statutes and unlike common law systems, it is a system in which decided legal cases have little value as precedent. As a result, China’s administrative and judicial authorities have significant discretion in interpreting and implementing statutory and contractual terms, and it may be more difficult to evaluate the outcome of administrative and judicial proceedings and the level of legal protection available than in more developed legal systems.  These uncertainties may impede our ability to enforce the terms of the contracts that we may enter into with our business partners.  Any inability to enforce agreement or an award thereunder could materially and adversely affect our business and operation. The inability to get the benefits of the contractual rights for which we bargained may also negatively impact our financial results as we may have expenditures that are not match with reciprical benefits.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October, 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June, 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents, as defined in Circular 75, have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Our business will suffer if we lose our land use rights.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period up to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We have received the necessary land use right certificate for our primary operating facilities, but we can give no assurance that our land use rights will be renewed on terms favorable to us or renewed at all. If we lose our land right certificates we may lose production facilities that may be difficult or impossible to replace. Should we have to relocate, our workforce may be unable or unwilling to work in the new location and our operations will be disrupted during the relocation. The relocation or loss of facilities could cause us to lose sales and/or increase our costs of production, which will negatively impact our financial results.

Accounting laws in China mandate accounting practices which may not be consistent with U.S. generally accepted accounting principles and therefore our financials and their interpretation involve uncertainties.

The PRC accounting laws require an annual "statutory audit" to be performed in accordance with PRC accounting standards and the books of foreign invested enterprises to be maintained in accordance with Chinese accounting laws. These Chinese accounting practices which may not be consistent with U.S. generally accepted accounting principles, or GAAP. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Noncompliance with such requirements may cause revocation of our business license. The translation of the financial statements from the requirements of the PRC to U.S. GAAP, requires interpretation and exercise of judgment. This may increase costs or cause additional errors. Moreover, our PRC accounting records may not convert directly into the needed U.S. GAAP accounting records, causing inaccuracies or misstatements that could negatively impact our ability to get a clean audit opinion in the U.S. or may lead to fines by certain governmental bodies, which could negatively impact our financial performance and/or stock price.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing. This could negatively impact our financial performance as it may limit our ability to reallocate capital and to take advantage of market opportunities.

Fluctuations in exchange rates could hurt our business and the value of our stock.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. Since July, 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies. If Renminbi weakens relative to the dollar our earnings will be less valuable in terms of the equivalent U.S. Dollars which may negatively impact our stock price.

We own our PRC subsidiaries rather than merely having a contractual relationship with such entities.

We own our PRC subsidiaries, as opposed to having a mere contractual relationship with entities who operate in the PRC. This makes our investment in the PRC more rigid and long-term. We may be unable to quickly sell, dispose of our subsidiaries or exit the PRC if conditions in the PRC become unfavorable for business. Should we wish to exit the PRC and be unable to do so the value of stock may decrease due to our inability to relocate our corporate operations.

Risks Related To Our Common Stock

The market price for our common stock may be volatile which could result in a complete loss of your investment.

Our stock is not widely traded or traded in great volume so the market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	announcements of new products by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions in the fertilizer market;

•	changes in the economic performance or market valuations of other companies involved in fertilizer production;

•	announcements by our competitors of significant acquisitions;

•	additions or departures of key personnel; and

•	potential litigation.

Our stock price could change very quickly and could move in a negative direction at any time.

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Our Chairman, Chief Executive Officer, President and Secretary, Mr. Yu Chang is the beneficial owner of approximately 41.85% of our outstanding common stock. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. This might result in limitations on, or a decrease in the price of, our common stock.

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

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2007, the closing price for our common stock was $2.84 per share and, therefore, it is designated a "penny stock." Although since February 3, 2005, we have met the net worth exemption from the "penny stock" definition, no assurance can be given that such exemption will be maintained. As a "penny stock," our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Item 1B. Unresolved Staff Comments.

We currently do not have any unresolved comments of issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

Item 2. Properties.

Our executive office is located at Room3F No. 11 Building No. Zhonghong International Business Garden, Future Business Center, Chaoyang North Road, Chaoyang District, Beijing, China 100024. The rentable space in this office consists of approximately 780 square meters (approximately 8,396 square feet). The lease agreement has a two-year term which expires in March, 2009. The monthly rental payment is approximately $5,267 (RMB 40,000).

We currently lease 9878 square meters (approximately 106,326 square feet) in the aggregate for office space and manufacturing facilities in Harbin, China where our subsidiary Pacific Dragon is located. The lease has a 10-year term which runs from January 1, 2004 to January 1, 2014. Our current rent due under this lease is approximately $450,000 (RMB 3,600,000) per year.

In addition, we have an office with a space of 200 square feet in Hong Kong which is located at Unit 2008 at 20th Floor, Wellable Comm. Building, 513 Hennessy Road, Causeway Bay, Hong Kong. The monthly rent payment is approximately $1,090 (HK$8,500) and the term of the lease expires on September 6, 2008.

We have four factories located in Anhui, Beijing, Chongqing, and Xinjiang. The details of facilities and properties and lease terms are described below.

Factories	Address	Area (m2 ) (Approx. ft2)	Lease Term	Monthly Rent
Anhui	No. 1188 Changzheng Rd. Gaoxin District, Bangfu City	1338(14,402)	2006.6.1-2016.5.31	US$1,727 (RMB 13,300)

Chongqing	No. 11-3, Industrial Park, Geleshandu City	1874(20,172)	2007.4.1-2012.3.31	US$ 1,216 (RMB 9370)

Xinjiang	No. 10, Gisi Rd. Industrial Park, Gaoxin District Northern District, Wulumuqi City	3110(33,476)	2007.6.10-2017.6.10	US$3,246 (RMB25,000)

Beijing	No. 8, M2-4 District, Pinggu Industrial Development District, Pinggu District	4484.76(48,274)	2006.9.15-2011.9.15	US$6,794 (RMB52,325)

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

Item 4. Submission of Matters to a Vote of Security Holders

We intend to submit certain matters to a vote of our stockholders in connection with the proxy materials and the annual meeting for this year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information for our Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "CAGC.OB."   The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
1st Quarter of 2008 (through March 26, 2008)	$3.03	$1.78

Year Ended December 31, 2007
1st Quarter	$4.00	$1.55
2nd Quarter	$3.80	$2.90
3rd Quarter	$3.81	$2.05
4th Quarter	$5.16	$2.46

Year Ended December 31, 2006
1st Quarter	$4.75	$2.90
2nd Quarter	$5.00	$3.12
3rd Quarter	$4.00	$2.35
4th Quarter	$3.50	$2.41

Year Ended December 31, 2005
1st Quarter	$4.00	$0.10
2nd Quarter	$3.00	$1.90
3rd Quarter	$4.50	$2.05
4th Quarter	$4.30	$3.05
__________________

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

On March 26, 2008, the closing price of our common stock on the OTCBB was $2.40.

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

Approximate Number of Holders of Our Common Stock

As of March 27, 2008, we had approximately 975 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On July 5, 2007, we completed a private placement transaction whereby we sold 5,556,000 shares of our common stock to 20 investors for an approximate total of $15 million at a price of $2.70 per share. The shares were offered and sold to investors in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 605 thereunder. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

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

Item 6. Selected Financial Data

The following table sets forth selected financial data on an historical basis for China Agritech. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

(All Amounts in Thousands of U.S. Dollars)
	As of December 31,

	2007	2006	2005	2004	2003
Income Statement Data:
Revenue
Sales	$39,270	$29,526	$25,335	$15,850	12,180
Cost of sales	(18,940)	(14,161)	(12,849)	(8,153)	(6,450)
Gross profit	20,330	15,364	12,486	7,697	5,730

Expenses
General and administrative expenses	(2,418)	(2,015)	(2,633)	(518)	(836)
Selling expenses	(2,986)	(2,984)	(2,372)	(1,444)	(1,876)

Total Expenses	(5,404)	(4,999)	(5,006)	(1,962)	(2,703)

Income from Operations	14,926	10,365	7,481	5,735	3,027
Other Income	112	99	-	-	-
Finance costs	-	(4)	0	0	(4)
Income before income taxes and minority interests	15,038	10,460	7,480	5,735	3,023
Income taxes	(5,391)	(4,248)	(3,174)	(1,982)	(1,016)
Minority interests	(1,118)	(863)	(631)	-	-
Foreign Currency Translation Gains	1,976	373	229	-	-

Net income	8,529	5,349	3,676	3,753	2,007

Earnings per share: basic and diluted	0.39	0.29	0.26	0.28	0.15

Basic weighted average number of shares outstanding	21,868	18,736	13,946	13,435	13,435
Diluted weighted average number of shares outstanding	21,929	18,736	13,946	13,435	13,435

	As of December 31,
	2007	2006	2005	2004	2003 (unaudited)
Cash Flow Data:

Net cash flows provided by (used in) operating activities	(4,647)	(3,337)	163	1,132	3,118
Net cash provided by (used in) investing activities	(3,341)	(1,367)	(283)	(12)	(2,920)
Net cash provided by (used in) financing activities	13,485	11,028	323	(1,093)	(188)

	As of December 31,
	2007	2006	2005	2004	2003 (unaudited)
Balance sheet data:
Cash and cash equivalents	11,841	6,430	$256	$0.38	11

Working capital	50,551	26,503	10,230	4,249	3,679
Total assets	57,441	31,027	12,646	7,582	7,299
Total current liabilities	3,092	2,010	1,350	2,205	2,364
Long term liabilities	-	-	-	-	-
Total liabilities	3,092	2,010	1,350	2,205	2,364
Total stockholders' equity	50,884	26,856	10,057	5,377	4,935

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

China Agritech is a Delaware corporation who holds interests in China-based operating subsidiaries, Pacific Dragon, Anhui Agritech and Beijing Agritech, who develops, manufactures and sells fertilizer product, particularly organic liquid compound fertilizer products in China. We have been producing fertilizer products in China since 1994. We have experienced growth in our sales revenue due to increasing demand for our fertilizer products, broadening of our customer base, and an expansion of our production capacity and product offerings.

Our main products include “LvLingBao III,” “LvLingBao IV,” “Tailong I”, “Green Vitality” and other customized, crop specific fertilizers that are tailored to our customers' specific requirements. China is the principal market for our fertilizer products, which are primarily sold to farmers in twenty provinces in China including: Hainan, Anhui, Hubei, Jiangsu, Jiangxi, Guangxi, Liaoning, Shanxi Heilongjiang, Hebei, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Chongqing and Guizhou.

To capitalize on the increased demand for our products and geographic expansion of our sales throughout China, we organized two new operating subsidiaries: Anhui Agritech and Beijing Agritech in 2007. Anhui Agritech operates our facility in the Anhui province and manufactures and sells our fertilizer products to customers in the Anhui, Hubei, and Henan provinces of China. Our Beijing Agritech facility is our primary research and development center syrup production center and converting factory.

As of December 31, 2007, we had 329 employees working at our Harbin, Beijing, Anhui, Chongqing, and Xinjiang facilities, which have an annual production capacity of approximately 13,000 metric tons of organic liquid compound fertilizers.

We plan to expand our product mix by offering organic granular compound fertilizer to our product lines and expect to construct an organic granular compound fertilizer line near each of its existing factories, located in Harbin Beijing, Xinjiang. We are currently evaluating the location for the 4th organic granular compound fertilizer production line.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Growth and evolution of China’s fertilizer industry.    The fertilizer industry in China is in the process of rapid and continuous development. China is the largest producer, importer and consumer of fertilizers in the world. The total consumption of fertilizers in China in 2005 amounted to approximately RMB 120-160 billion (or approximately $155.8-207.8 million), according to China Statistical yearbook 2006. The total consumption of fertilizers is expected to exceed 50 million metric tons by the year of 2015. We believe this growth trend will favorably influence the demand for our fertilizer products.

PRC regulations promoting the growth of the fertilizer industry. Management believes that the Chinese government, through regulation and other measures, will continue to promote the development of the agriculture industry and encourage companies in the agriculture sector to become bigger and build name recognition. Favorable regulation and political policy support afford us with an opportunity to expand our operations in various parts of China and to improve our name recognition in the market.

Expansion of our production capacity and product offerings.    We believe we will need to expand our production capacity to meet our projected increase in demand for our fertilizer products. We have already expanded our operations in the Beijing and Anhui regions of China through the commencement of our Anhui Agritech and Beijing Agritech operations. A large portion of the proceeds raised in our 2007 equity financing is expected to be used to construct additional production lines and expand our product offerings.

Availability of land suitable for agricultural purposes. The continuing decrease in lack of available farmland in the China, along with the projected increase in population in China, and the growth in environmentally friendly farming around the world has caused an increase in the use of organic compounds as fertilizers due to their safety, efficacy, and environmental benefits. Our products are designed to satisfy this demand.

Seasonality.  Like other fertilizer manufacturers, we experience a high degree of fluctuation in demand for our products due to seasonality. The first and fourth quarters are historically the weakest while the second and third quarters are the strongest. The warmer climate in the southern and western areas allows for longer growing season with multiple harvests and more diversified crops and a corresponding increase in demand for our products. We plan to expand our operations and sales to these areas in order to realize more evenly distributed yearly demand for our products.

Increase in exports.  We plan to expand sales of our fertilizer products to foreign markets. In 2007, we had no sales to foreign customers. We currently performing a feasibility study and market research on a few selected overseas markets.

Results of Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

All amounts, other than percentages, in millions of U.S. dollars

	December 31,		Increase	% Increase
Item	2007	2006	(Decrease)	(% Decrease)
Sales Revenue	39.2	29.5	9.7	33.0
Cost of Goods Sold	(18.9)	(14.1)	4.8	33.7
Selling Expenses	(3.0)	(3.0)	-	-
Operating and Administrative	(2.4)	(2.0)	0.4	20.0
Expenses
Income from
Operations	14.9	10.4	4.5	44.0
Other income	0.1	0.1	0.0	13.4
(expenses)	(0.0)	(0.0)	0.0	(92.5)
Income tax	(5.4)	(4.3)	1.1	26.9
Minority interest	(1.1)	(0.9)	0.2	29.5
Net income	8.5	5.3	3.3	59.4

Sales Revenues. Sales revenues increased $9,744,715, or 32.9% to $39,270,292 for the year ended December 31, 2007 from $29,525,577 for the year in 2006. This increase was mainly attributable to increase in sales to our existing customers and new customers from the new geographical penetrated mainly in central, southern and northwestern of China subsequent to the additional of new facilities in Beijing, Anhui, Chongqing and Xinjiang.

Cost of Goods Sold. Our cost of goods sold increased $4,778,367, or 34% to $18,939,725 for the year ended December 31, 2007 from $14,161,358 in the same period in 2006. The increase was primarily due to an increase in sales of our fertilizer products which required us to purchase more raw materials, packaging materials and higher direct labor costs incurred which is in line with the increase in sales. As a percentage of net revenues, the cost of goods sold increased slightly to 48.2% during the year ended December 31, 2007 from 48% in 2006. There was no significant variation in cost of good sold as a percentage of net revenues. There are no significant variation in the cost of good sold as a percentage of net revenues for the year ended December 31, 2007 as compared to December 31, 2006.

Gross Profit. Our gross profit increased $4,966,348 to $20,330,567 for the year ended December 31, 2007 from $15,364,219 for the same period in 2006. Gross profit as a percentage of net revenues was 51.8% for the year ended December 31, 2007, as compared to 52.0% during the same period in 2006. There was no significant variation in the gross profit as a percentage of net revenue for the year ended December 31, 2007 as compared to December 31, 2006.

Administrative Expenses. Our administrative expenses increased $403,643 or 20% to $2,418,895 for the year ended December 31, 2007 from $2,015,252 for the same period in 2006. As a percentage of net revenues, administrative expenses decreased to 6.2% for the year ended December 31, 2007 from 6.8% for the same period in 2006. Higher administration expenses for the year ended December 31, 2006 as compared to December 31, 2007 was primarily attributable to expenses incurred in setting up new production facilities in Beijing and Anhui in 2006. No such expenses were incurred in 2007.

Amortization and depreciation. Our amortization and depreciation expenses increased $235,444, or 151.2%, to $ 390,736 for the year ended December 31, 2007 from $155,292 for the same period in 2006. As a percentage of net revenues, expenses associated with amortization and depreciation increased to 1% for the year ended December 31, 2007 from 0.5% for the same period in 2006. The increase in the amortization and depreciation expenses were primarily attributable to the addition of new production facilities.

Selling expenses. Our selling expenses did not change for the year ended December 31, 2007 compared to the same period in 2006. As a percentage of net revenues, our selling expenses decreased to 7.6% for the year ended December 31, 2007 from 10.2% for the same period in 2006. This decrease was primarily attributable to higher marketing activities carried out in 2006 for new geographical areas entered after new production facilities were set up in Beijing and Anhui. In addition, an unusual flood happened in second and early third quarter of 2007 which reduced the need for our products, causing us to reduce our marketing activities.

Total expenses. Our total expenses increased $405,468, or 8.1%, to $5,404,476 for the year ended December 31, 2007 from $4,999,008 for the same period in 2006. As a percentage of net revenues, our total expenses decreased to 13.5% for the year ended December 31, 2007 from 16.9% for the same period in 2006. This decrease was primarily attributable to explanation made above.

Income from operations before taxes. Income from operations before taxes increased $4,577,404, or 43.8%, to $15,037,642 for the year ended December 31, 2007 from $10,460,238 during the same period in 2006. Income from operations before taxes as a percentage of net revenues increased to 38.3% during the year ended December 31, 2007 from 35.6% during the same period in 2006.

Provision for income taxes. Provision for income taxes increased $1,143,320, or 26.9%, to $5,391,464 during the year ended December 31, 2007 from $4,248,144 during the same period in 2006.

Net income. Net income increased $3,179,287, or 59.4%, to $8,528,625 during the year ended December 31, 2007 from $5,349,338 during the same period in 2006, as a result of the factors described above.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

All amounts, other than percentages, in millions of U.S. dollars.

	December 31,		Increase	% Increase
Item	2006	2005	(Decrease)	(% Decrease)
Sales Revenue	29.5	25.3	4.2	17%
Costs of Goods Sold	(14.1)	(12.8)	1.3	10%
Selling Expenses	(3.0)	(2.4)	0.6	25%
Operating and Administrative	(2.0)	(2.6)	(0.6)	(23%)
Expenses
Income from
Operations	10.4	7.5	2.9	39%
Other income
(expenses)	0.1	0	0.1	n/a
Income tax	(4.3)	(3.2)	1.1	34%
Minority interest	(0.9)	(0.6)	(0.3)	50%
Net income	5.3	3.7	1.6	43%

Sales Revenues. Sales revenues increased $4,190,261, or 17% to $29,525,577 for the year ended December 31, 2006 from $25,335,316 for the year in 2005. This increase was mainly attributable to the change of delivery time as well as improvement of product mix. In 2005, some orders that had historically been delivered in the third quarter were delivered earlier in the second quarter of 2005, while in 2006, this did not happen. In addition, we increased the sales of Tailong I, which has a higher selling price than our other products, from 1,209 tons of 2005 to 1,544 tons of 2006.

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

Gross Profit. Our gross profit increased $2,877,861 to $15,364,219 for the year ended December 31, 2006 from $12,486,358 for the same period in 2005. Gross profit as a percentage of net revenues was 52.2% for the year ended December 31, 2006, as compared to 49.4% during the same period in 2005. Such increase was due to reduced material cost as a result of improved production cost control measures, as well as increased sales of higher margin products.

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

Amortization and depreciation. Our amortization and depreciation expenses increased $52,391, or 50.9%, to $155,292 for the year ended December 31, 2006 from $102,901 for the same period in 2005. As a percentage of net revenues, expenses associated with amortization and depreciation increased to 0.5% for the year ended December 31, 2006 from 0.4% for the same period in 2005.

Selling expenses. Our selling expenses increased $611,605, or 25%, to $2,983,756 for the year ended December 31, 2006 from $2,373,151 for the same period in 2005. As a percentage of net revenues, our selling expenses increased to 10.2% for the year ended December 31, 2006 from 9.5% for the same period in 2005. This increase was primarily attributable to the expansion of our distribution network from northern China to southern China and the increase in our advertising activities.

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

Income from operations before taxes. Income from operations before taxes increased $2.979,713, or 39.8%, to $10,460,238 during the year ended December 31, 2006 from $7,480,525 during the same period in 2005. Income from operations before taxes as a percentage of net revenues increased to 35.6% during the year ended December 31, 2006 from 29.6% during the same period in 2005.

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

Foreign Currency Translation Gains

We had a foreign currency translation gain of $1,976,819 as of December 31, 2007 as compared with a foreign currency translation gain of $372,722 in the same period ended December 31, 2006. On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed RMB to appreciate as much as 0.3% per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the year ended December 31, 2007. The exchange rates of RMB 1.0:US $0.13672 and RMB 1.0:US $0.13167 were implemented in calculating the total assets/liabilities and statement of income, respectively. This results in a $1,604,097  increase in the foreign currency translation gain for the fiscal year in 2007, as compared with $144,156 for the fiscal year in 2006.

Liquidity and capital resources

As of December 31, 2007, we had cash and cash equivalents of $11,841,221. Our current assets were $53,762,365 and our current liabilities were $3,091,615 as of December 31, 2007 which results in a current ratio of approximately 17.4: 1. Total stockholders' equity as of December 31, 2007, was $50,883,984.

We had no bank loans or other interest bearing borrowings as of December 31, 2007.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2007	2006	2005

Net cash provided by / (used in) operating activities	(4,647,180)	(3,336,862)	163,382
Net cash used in investing activities	(3,340,697)	(1,366,840)	(283,238)
Net cash provided by financing activities	13,484,478	11,028,393	323,154
Effect of exchange rate changes on cash and cash equivalents	(85,390)	(150,513)	14,468
Net increase/(decrease) in cash and cash equivalent	5,411,212	6,174,178	217,766
Cash and cash equivalents at the beginning of period	6,430,009	255,831	38,065
Cash and cash equivalents at the end of period	11,841,221	6,430,009	255,831

In fiscal year 2005, we raised a total of $1,350,000 from the sale of 590,283 (before the 1-for-1.14 forward stock split) and 235,516 (after the 1-for-1.14 forward stock split) shares of our common stock through private placement transactions. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds from the private placement transactions was kept in a trust account and been earmarked for a certain corporate communication program. As of December 31, 2007, the Company still had $11,415 in this account for the corporate communication program.

On July 5, 2007, we raised a total of approximately $15,000,000 from the sale of 5,556,000 shares of our common stock through a private placement transaction. In accordance with the terms of the private placement, $2,000,000 of the proceeds from the private placement transactions remained in a trust account and will be released when we hire a new CFO and modify our board of directors in accordance with the terms of the private placement documents. As of December 31, 2007, all $2,000,000 remained in escrow.

Operating Activities

Net cash used in operating activities was $4.65 million for the fiscal year ended December 31, 2007 which is an increase of $1.31 million from the $3.34 million net cash used in operating activities for the same period in 2006. The increase are mainly due to the advances made to suppliers toward the year end for the purchases of raw materials.

Net cash used in operating activities was approximately $3.34 million in 2006, which is an increase of $3.18 million from the $0.16 million net cash provided by operating activities for the same period in 2005. The increase of net cash used in operating activities was mainly attributable to the increase in advances to suppliers.

Investing Activities:

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and construction in progress for the new plant and equipments for Beijing Agritech and Anhui Agritech.

Net cash used in investing activities in the fiscal year ended December 31, 2007 was $3.34 million, which is an increase of $1.97 million  from net cash used for investing activities of $1.37 million in the same period of 2006.

Net cash used in investing activities in fiscal year 2006 was $1.37 million, which is an increase of $1.09 million from net cash used in investing activities of $0.28 million in fiscal year 2005, due to the purchase of property and equipment.

Financing Activities

On January 13, 2006, we sold 4,800,000 shares of our common stock to 22 investors for a total of $12,000,000 in a private placement transaction.

On July 5, 2007, we sold 5,556,000 shares of our common stock to 20 investors for a total of approximately $15,000,000 in a private placement transaction.

Our debt to equity ratio was 0% as of December 31, 2007 as we have no bank loans or other borrowings.

We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of December 31, 2007, we did not have any material commitments for capital expenditures.

Net cash provided by financing activities in the fiscal year ended December 31, 2007 totaled $13,484,478 as compared to $11,028,393 provided by financing activities in the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to the fact that we engaged in capital raising activities on July 5, 2007 as explained below.

Net cash provided by financing activities in fiscal year 2006 was $11 million, which is an increase of $10.7 million from $0.3 million net cash provided by financing activities in fiscal year 2005. The increase of the cash provided by financing activities was mainly attributable to the additional of capital raised.

Loan Facilities

We had no bank loans or other interest bearing borrowings as of December 31, 2007.

Obligations under Material Contracts

We do not have any obligations under material Contracts as of December 31, 2007.

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

•
Accounts Receivable.  Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We had accounts receivable of $22,695,039 and $12,239,073, net of allowance of $227,981 and $170,236 as of December 31, 2007 and December 31, 2006, respectively.

•
Advances to suppliers.  We permit advances to certain vendors for purchase of our material. The advances to suppliers amounted to $12,343,255 and $8,038,974 as of December 31, 2007 and December 31, 2006, respectively.

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

We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the years ended December 31, 2007 and 2006.

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

In particular, Renminbi is the functional currency of our operating subsidiary Pacific Dragon. Until July 21, 2005, RMB had been pegged to the U.S. dollar at the rate of RMB 8.28:$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to U.S. dollars was adjusted to RMB 8.11:$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as U.S. dollar traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of U.S. dollars against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had no bank loans or other interest bearing borrowings as of December 31, 2007; therefore, we are not exposed to interest rate risk.

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

Item 8. Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Quarterly Financial Results

The following table reflects our unaudited quarterly consolidated statement of operations data for the quarters presented. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited consolidated financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results of operations data.

	Three Months Ended (amounts in thousand of U.S. Dollars, except percentages)

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	Amount	Amount	Amount	Amount
	USD	USD	USD	USD

Net Revenues	$5,685	$10,235	$7,602	$6,004
Gross profit	2,820	5,383	4,012	3,149
Net income	1,014	2,088	1,108	1,139
Net income per common share: Basic and diluted	0.05	0.11	0.06	0.06

	Three Months Ended (amounts in thousand of U.S. Dollars, except percentages)
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	Amount	Amount	Amount	Amount
	USD	USD	USD	USD

Net Revenues	$8,520	$9,867	$11,596	$9,196
Gross profit	3,357	5,752	6,180	3,888
Net income	1,525	2,634	2,558	4,152
Net income per common share: Basic and diluted	0.10	0.14	0.10	0.06

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Yu Chang, and our chief financial officer, Lijun Peng, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Mr. Chang and Mr. Peng concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer Yu Chang, and Lijun Peng, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained deficiencies and weaknesses. We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal controls over financial reporting.

As we have disclosed in our prior SEC filings, we conduct all of our operations through our Chinese operating subsidiaries. At the time of the reverse merger transaction whereby our operating subsidiaries became part of a US public company, these Chinese companies did not have in place the financial controls and procedures required to comply with U.S. financial reporting standards. As a public company, we have implemented and continue to implement remediation plans measures with respect to our internal controls over financial reporting during the year ended December 31, 2007 and through the current date.

In the absence of full implementation of the remediation plans described below, we have undertaken additional measures to ensure that our consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the Company's management believes that the consolidated financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the period presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

The following is a description of each deficiency or weakness with respect to our internal controls over financial reporting identified and the remediation initiatives that we have implemented or intend to implement in the near future.

1.    Issue. The Company do not have a formal employee code of conduct and ethics and not all duties are properly segregated due to the high turnover in the Company.

               Remediation Plan. We have conducted a survey and seek an opinion from each department on their current ethics and job function segregation procedures to gather sufficient information for preparing a formal employee code of conduct and ethics (the “Code”) and job function segregation plan. We plan to hold a training session for every employee on the Code, have the Code reviewed and revised annually. Currently, we are reviewing the job description for each position to ensure no overlapping of roles and responsibilities. Based on the results of the review, the management will revise the job description for each position when necessary and will locate sufficient personnel to fill any vacant position.

2.    Issue. There is lack of formal training program for the finance, administration and logistics departments, and the Company is focusing training solely on sales and technical departments.

Remediation Plan. Our Human Resources department will develop an annual training program for each department so that each member of our staff will receive continuing and systematic training. We will focus the training of each department based on such department’s functions. After each training, we will conduct an assessment to assess the effectiveness of the training.

3.    Issue. The current staff in the accounting department is relatively new and inexperienced, and needs substantial training due to staff turnover and the higher demands of keeping accounting records in compliance with U.S. GAAP. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate. Additionally, there is lack of financial analysis being done on financial statements. Currently, we are only performing the financial analysis on the cash flow statement between budgeted and actual results.

Remediation Plan. We have recently expanded our internal accounting staff and intend to continue this effort in the future. In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to allocate additional resources to train our existing accounting staff.

This year, we have hired Kelviz Lim Kok Siak as our Vice President of Finance. We intend to continue to hire other professionals with substantial accounting experiences to supplement our accounting department.

We intend to develop a proper procedure for financial statement analysis, including inter-year comparisons, explaination of significant or unusual fluctuations, follow-up action plans, and reporting and recording mechanisms.

4.    Issue. Our Internal Audit Department has not taken an active role in the conduct or its activities due to insufficient resources. The annual plan, budget, and specific procedures to perform the internal audit function has not been developed and an anti-fraud audit plan has not been developed.

Remediation Plan. The management is committed to developing a comprehensive and risk-based internal audit function within the Company. We have enhanced our efforts in recruitment. We expect to have a functioning Internal Audit Department by July, 2008. The roles and responsibilities of the Internal Audit Department will be formulated and the risk-based internal audit plan will be developed and approved by the Audit Committee.

It has also come to our attention that since the Company does not have any Independent Directors, an Audit Committee or a Compensation/Remuneration Committee it would be a best practice to implement such committees and to hire Independent Directors. We have obtained candidates’ curriculum vitae for potential candidates and are currently reviewing possible directors.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers of and Corporate Governance

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

Name	Age	Position
Yu Chang	52	Chief Executive Officer, President, Secretary and Director
Xiao Rong Teng	37	Chief Operating Officer and Director
Tao Liang	42	Director
Li Jun Peng	66	Chief Financial Officer and Controller
Ji Wei Zhang	38	Vice President of Administration
Wen Sheng Chen	39	Vice President of Sales
Kelviz Lim Kok Siak	34	Vice President of Finance

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

Jiwei Zhang: Mr. Zhang has been our Vice President of Administration since August, 2005. Mr. Zhang has served as the Managing Director of Wusu-Salken beer Inc, in The Kyrgyz Republic from 2003 to 2005. From 2001 to 2003, Mr. Zhang served as the Chief accountant and Company Manager of Wusu Beer Group Company in Xinjiang China. From 1995 to 2001, Mr. Zhang served as the Manager and Deputy Director of Accounting Firm in Xinjiang China.

Wen Sheng Chen: Mr. Chen has been our Vice President of Sales since September, 2006. He has served as the General Manager of Fortune Ng Fung Foot Co., Ltd, in Hebei China, from 2001 to 2006. He has also served as the Deputy General Manager of Xinjiang Hops Co., Ltd, in Xinjiang China, from 1995 to 2001. From 1992 to 1995, He has also served as an officer of the Department of Trade and Foreign in Chinese government. Mr. Chen graduated from Renmin University China.

Kelviz Lim Kok Siak: Mr. Lim has been our Vice President of Finance since July, 2007. He is responsible for managing the company's daily financial operations and is the company's key representative interfacing with investors. Mr. Lim previously held various positions at Ernst & Young Shanghai including Audit Assistant Manager and Senior Accountant. He worked at Ernst & Young Shanghai from June 2004 to June 2007. Mr. Lim graduated with honors from Multimedia University, Kuala Lumpur, Malaysia with a Bachelor of Accounting degree. He has received the Association of Chartered Certified Accountants (ACCA) designation in August 2007.

Board Composition and Meetings of the Board of Directors

The Board of Directors is currently composed of three members: Yu Chang, Xiaorong Teng and Tao Liang. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. During 2006, our Board of Directors met in person 3 times and acted by unanimous written consent 3 times. Through December 31, 2007, our Board of Directors met in person 4 times and acted by written consent 9 times.

Committees

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

Director Compensation

No cash compensation was paid to any member of our Board of Directors for services as a director during the fiscal year ended December 31, 2007 and 2006. We have no standard arrangement pursuant to which our board of directors is compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than those services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

On April 12, 2006, our Board of Directors adopted a Code of Ethics to which our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Controller and any person who may perform similar functions are subject. Currently, Mr. Chang and Ms. Peng are our only officers subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to our Code of Ethics.

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

Section 16(A) Beneficial Ownership Reporting Compliance

          Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in 2006, except as follows: (i) missing Form 4 reports to be filed by each of China Tailong Group Limited and Yu Chang to report the transfer of 544,096 shares of common stock on May 8, 2007 to perform a make good escrow agreement entered into in connection with a securities purchase agreement, dated January 13, 2006, because the Company did not meet certain financial targets in fiscal year 2006.

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer, for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yu Chang, CEO, President and Secretary	2007	120,000	-	-	-	-	-	-	120,000

Lijun Peng CFO and Controller	2007	0	-	-	-	-	-	-	0

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. We do not have a compensation committee. All decisions regarding compensation are determined by our Board of Directors.

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

On July 1, 2007, we entered into an employment agreement with Kelviz Lim Kok Siak. Mr. Lim, pursuant to which Mr. Lim was hired as the vice president of finance responsible for managing the company's daily financial operations and is the company's key representative interfacing with investors. Mr. Lim previously held various positions at Ernst & Young Shanghai including Audit Assistant Manager and Senior Accountant. He worked at Ernst & Young Shanghai from June 2004 to June 2007. Mr. Lim graduated with honors from Multimedia University, Kuala Lumpur, Malaysia with a Bachelor of Accounting degree. He received the Association of Chartered Certified Accountants (ACCA) designation in August 2007. Mr. Lim receive a base salary of approximately $94,737 (RMB720,000) per annum (the "Base Salary") effective July 1, 2007, which is payable over 12 months, in accordance with our customary payroll practices. This Employment Agreement may be terminated with not less than two month’s notice in writing or payment in lieu of notice on either side.

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

Compensation Discussion and Analysis

Background and Compensation Philosophy

We currently have two named executive officers, Yu Chang, our Chief Executive Officer, President and Secretary and the beneficial owner of 41.85% of our stock, and Lijun Peng, Chief Financial Officer and Controller. Our Board of Directors, on which Mr. Chang serves, has historically determined the compensation to be paid to Mr. Chang and Ms. Peng based on the Company's financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and the contributions made by Mr. Chang and Ms. Peng to the success of the Company.

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

Base Salary. The base salary paid to Mr. Chang and Ms. Peng during 2006 was approximately $120,000 and $0 (RMB 0) respectively and their 2007 annual compensation was $120,000 and $0 (RMB 0) respectively.  All such amounts were paid in cash. The value of base salary reflects each executive's skill set and the market value of that skill set in the sole discretion of the Board of Directors. Ms. Peng was on long-term leave in 2006 and 2007 and did not serve at the company on a day-to-day basis but did remain involved in the Company’s affairs as its Chief Financial Officer (and is able to make certifications required in this 10-K).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise stated, the address of all persons in the table is c/o China Agritech, Inc., Room3F, No 11 Building, Zhonghong International Business Garden, Future Business Center. Chaoyang North Road, Chaoyang District, Beijing China.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)		Percent of Class (2)
Common Stock $0.001 par value	Yu Chang	Chief Executive Officer, President, Secretary and Director	10,337,822	(3)	41.85%

Common Stock $0.001 par value	Xiao Rong Teng	Vice President of Sales and Director	604,552		2.45%

Common Stock $0.001 par value	China Tailong Group Limited		8,644,839		35.00%

Common Stock $0.001 par value	Tao Liang (5)	Director	0		0%

Common Stock $0.001 par value	Li Jun Peng	Chief Financial Officer and Controller	0		*

Common Stock $0.001 par value	All officers and directors as a group (4 persons named above)		10,942,374	(4)	44.30%
Common Stock $0.001 par value	Ardsley Advisory Partners (6)		1,323,038		5.35%
Common Stock $0.001 par value	Philip J. Hempleman (6)		1,323,038		5.35%
Total Shares Owned by Persons Named above			12,265,412		49.65%

*	Less than 1%.

[1]
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

[2]
A total of 24,699,615 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

[3]
Including 8,644,839 shares of our common stock held by China Tailong Group Limited of which Mr. Chang has 100% of the registered shares. Mr. Tao Liang and Mr. Tik Man Tsoi have an unwritten agreement with Mr. Chang entitling them to 5% and 30%, respectively, of the shares of China Tailong Group Limited.

[4]
Including 1,692,983 shares of our common stock held by Mr. Yu Chang, 8,644,839 shares of our common stock owned by China Tailong Group Limited which is controlled by Mr. Chang who has 100% of the registered shares of China Tailong Group Limited (Mr. Tao Liang and Mr. Tik Man Tsoi have an unwritten agreement with Mr. Chang entitling them to 5% and 30%, respectively, of the shares of China Tailong Group Limited), and 604,552 shares of our common stock owned by Ms. Teng.

[5]	Mr. Liang has an unwritten agreement with Mr. Chang giving him a right to 5% of the ownership interest in China Tailong Group Limited.
[6]
Ardsley Advisory Partners (“Ardsley”), a New York general partnership which owns or controls 1,323,038 shares of our common stock through a group disclosed in a Schedule 13G filed February 14, 2008 and the most recent share holders list. Philip J. Hempleman is the managing partner of Ardsley, and believed to have voting and investment control over the securities held by Ardsley.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Parties Transactions

The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with Yinlong, the joint venture partners holding 10% equity interest in Pacific Dragon to lease two factory plants and one office building with a total floor area of 7,018 sq. meters (approximately 75,541 sq. feet) for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB1,200,000 (equivalent to $144,578 (at then current exchange rates)). The tenancy agreement was revised by increasing the annual rent to RMB3,600,000 (equivalent to $442,800 (at then current exchange rates)) effective from July 1, 2005. During the years ended December 31, 2007 and 2006, the Company paid RMB 3,600,000 (equivalent to $451,562 (at then current exchange rates)) to Yinlong.

On January 6, 2005, our subsidiary Pacific Dragon entered into a license agreement with Mr. Chang. Under this license agreement, Mr. Chang granted an exclusive license to Pacific Dragon for the use of know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. On December 3, 2005, Mr. Chang and Pacific Dragon entered into another license agreement pursuant to which the term of the license was extended to a permanent license. In accordance with Section 5.1(f) of Securities Purchase Agreement, dated June 29, 2007, entered among the Company, Yu Chang, and the investors named therein, an additional license agreement was entered for the know-how mentioned above between Chang Yu and Pacific Dragon Fertilizers Co. Ltd. (a subsidiary of the Company), confirming the license has been extended until December 31, 2011.

Director Independence Standards

The Company's Board of Directors has determined that no member of the Board of Directors qualifies as an "independent director" in accordance with the listing requirements of NASDAQ.

Item 14. Principal Accounting Fees and Services.

Kabani & Co. LLP, Certified Public Accountants, was the Company’s independent registered public accounting firm engaged to examine the Company’s consolidated financial statements for the fiscal year ended December 31, 2007, 2006 and 2005. Weinberg & Co., P.A. was the Company’s independent registered public accounting firm engaged to examine our financial statements for the fiscal years ended January 31, 2004, 2003 and 2002.

Fees for the fiscal years ended December 31, 2007 and 2006

Audit Fees. Kabani & Co. LLP, was paid aggregate fees of approximately $145,000 and $227,688 for the fiscal years ended December 31, 2007 and 2006, respectively, for professional services rendered for the audit of our annual financial statements, responding to SEC inquiries and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, 2007 and 2006, June 30, 2007 and 2006, September 30, 2007 and 2006.

Audit Related Fees. Kabani & Co. LLP, was not paid additional fees that are not reported under the paragraph captioned “Audit Fees” above for the fiscal years December 31, 2007 and December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately $0 and $1,100, respectively.

All Other Fees. The aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for products and services provided by the principal accountant, other than services reported above under other captions of this Item 14 are $0 and $0, respectively.

Board of Directors Pre-Approval Policies and Procedures

Our Board of Directors has not adopted a policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated July 1, 2004 by and between Basic Empire Corporation, a Nevada Corporation and Basic Empire Corporation, a Delaware corporation (incorporated by reference to Exhibit 10.2 in the our annual report on Form 10-KSB filed on April 15, 2005).

2.2
Agreement and Plan of Reorganization, dated as of December 25, 2004, as amended, by and among the us, China Tailong Holdings Company Limited and its stockholders (incorporated by reference to Exhibit 2.1 in the our current report on Form 8-K filed on February 3, 2005, as amended).

3.1
Amended and Restated Certificates of Incorporation as filed with the Secretary of the State of Delaware (incorporated by reference to Exhibit 3.1 in the our registration statement on Form SB-2 filed on July 22, 2005, as amended).

3.2	Articles of Association of China Tailong Holdings Company Limited (incorporated by reference to Exhibit 4.2 in our current report on Form 8-K filed on February 3, 2005, as amended).

3.3	Articles of Association of Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 4.3 in our current report on Form 8-K filed on February 3, 2005, as amended).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

4.1
Form of Registration Right Agreement, dated June 29, 2007, by and among us, Securities Transfer Corporation and the Investors (incorporated by reference to Exhibit 4 in our Form S-1/A filed on October 19, 2007).

4.2	Common Stock Purchase Warrant, dated July 5, 2007, issued to Roth Capital Partner, LLC. (incorporated by reference to Exhibit 4.1 in our Form S-1 filed on August 20, 2007).

Exhibit No.	Description

10.1	Form of Subscription Agreement, dated May 25, 2004 (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on May 27, 2004).

10.2	Form of Warrant, dated May 26, 2004 (incorporated by reference to Exhibit 4.2 in our registration statement on Form S-8 filed on October 25, 2004).

10.3
Joint Venture Contract of Sino-foreign Contractual Joint Venture Pacific Dragon, dated June 9, 2004 (incorporated by reference to Exhibit 10.8 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.4
Transfer of Capital Contribution and Profit Agreement, dated June 8, 2004, by and among China Tailong Holdings Limited, Yinlong Industrial Co. Ltd., Beijing Taiming Applied Technology Institute and Cathay-Pacific Enterprises Ltd. (incorporated by reference to Exhibit 4.1 in our current report on Form 8-K filed on February 3, 2005, as amended).

10.5
Escrow Agreement, dated January 25, 2005, by and among the us, Chinamerica Fund, LLP, Gary Evans, and the Securities Transfer Corporation (incorporated by reference to Exhibit 10.2 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.6
Escrow Agreement, dated January 10, 2006, by and among us, Securities Transfer Corporation and the investors (incorporated by reference to Exhibit 10.2 in our current report on Form 8-K filed on January 10, 2006).

10.7
Escrow Agreement, dated January 11, 2006, by and among the registrant, Securities Transfer Corporation and the investors (incorporated by reference to Exhibit 10.3 in our current report on Form 8-K filed on January 10, 2006).

10.8	Form of Escrow Agreement. (incorporated by reference to Exhibit 10.2 in our current report on Form 8-K filed on July 6, 2007).

10.9	Form of Escrow Agreement, (incorporated by reference to Exhibit 10.3 in our current report on Form 8-K filed on July 6, 2007).

10.10
Stock Purchase Agreement, dated February 3, 2005, by and among the Registrant, Chinamerica Fund, LLP and Gary Evans (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on February 3, 2005, as amended).

10.11
Stock Purchase Agreement, dated June 13, 2005, by and among the registrant, Chinamerica Fund, LLP and Steven S. Taylor, Jr. (incorporated by reference to Exhibit 10.9 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.12	Stock Purchase Agreement, dated Jan 13, 2006, by and among the registrant and the investors (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on January 10, 2006).

10.13
Stock Purchase Agreement, dated March 2, 2006, by and among the registrant, China Tailong Group Limited and Mr. Yu Chang (incorporated by reference to Exhibit 10.11 in our Form SB-2/A filed on April 28, 2007).

Exhibit No.	Description

10.14	Form of Securities Purchase Agreement, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on July 6, 2007).

10.15
Lease Agreement, dated December 30, 2003, by and between Pacific Dragon Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd. (incorporated by reference to Exhibit 10.6 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.16
Amendment to the Lease Agreement, dated June 28, 2005, by and between Pacific Dragon Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd. (incorporated by reference to Exhibit10.12 in our annual report on Form 10-KSB filed on April 14, 2006).

10.17
Lease Agreement, dated May 31, 2004, by and between China Tailong Holdings Company Limited and Upgrade International Trading Co. Ltd. (incorporated by reference to Exhibit 10.13 in our annual report on Form 10-KSB filed on April 14, 2006).

10.18
Lease Agreement, dated August 30, 2007, by and between China Tailong Holdings Company Limited and Superior Strategy Company Limited (incorporated by reference to Exhibit 10.18 in our Form S-1/A filed on October 19, 2007).

10.19
License Agreement, dated January 6, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.4 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.20
Permanent License Agreement, dated December 3, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.16 in our annual report on Form 10-KSB filed on April 14, 2006)

10.21	Permanent License Agreement, dated July 5, 2007, by and between Yu Chang and Pacific Dragon Fertilizers Co., Ltd. (incorporated by reference to Exhibit 10.21 in our Form S-1 filed on August 17, 2007).

10.22	Employment Agreement between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.5 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.23
Employment Agreement, dated May 8, 2007, by and between Kelviz Lim Kok Siak and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.23 in our current report on Form S-1 filed on August 20, 2007).

10.24
Financial Advisory Agreement, dated November 17, 2004, by and between China Tailong Holdings Company Limited and HFG International Limited (incorporated by reference to Exhibit 10.1 in our quarterly report on Form 10-QSB filed on June 13, 2005)

Exhibit No.	Description

10.25
Supplier contracts dated March 1, 2005, by and between Pacific Dragon Fertilizers Co., Ltd. and Inner-Mongolia Humic Acid Factory (incorporated by reference to Exhibit 10.25 in our current report on Form S-1 filed on August 20, 2007).

10.26
Supplier contracts dated December 16, 2005, by and between Pacific Dragon Fertilizers Co., Ltd. and Shenzhen Hongchou Technology Company (incorporated by reference to Exhibit 10.26 in our current report on Form S-1 filed on August 20, 2007).

10.27	Distribution contracts dated June 1, 2006, by and between China Agritech Inc. and KDK Co., Ltd., (incorporated by reference to Exhibit 10.1 in our Form 8-K filed on September 13, 2006).

10.28	Distribution contracts dated June 1, 2006, by and between China Agritech Inc. and Aheqi Co., Ltd., (incorporated by reference to Exhibit 10.2 in our Form 8-K filed on September 13, 2006).

10.29
Supplier contracts dated January 15, 2007, by and between Pacific Dragon Fertilizers Co., Ltd. and Beijing Zhongxin Chemical Technology Development Co. (incorporated by reference to Exhibit 10.27 in our Form S-1 filed on August 20, 2007).

10.30	Supplier contracts dated October 8, 2007, by and between China Agritech, Inc. and SINOCHEM FERTILIZER CO., LTD.(incorporated by reference to Exhibit 10.1 in our Form 8-K filed on October 10, 2007).

14	Code of ethics (incorporated by reference to Exhibit 14 in our annual report on Form 10-KSB filed on April 14, 2006)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 in our registration statement on Form 10K filed on April 2, 2007)

24	Power of Attorney (included on the signature page of this registration statement).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

CHINA AGRITECH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2005, 2006 AND 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Agritech and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Agritech Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the three year periods ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Agritech Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated income statements and their consolidated cash flows for the three year periods ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 10, 2008

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$11,841,221	$6,430,009
Restricted cash	2,011,415	100,028
Accounts receivable, net	22,695,039	12,239,073
Inventories	3,508,741	1,322,244
Advances to suppliers	12,343,255	8,038,974
Prepayments and other receivables	1,242,694	382,463

Total Current Assets	53,642,365	28,512,791

Property, Plant and Equipment, net	3,798,958	2,514,123

Total Assets	$57,441,323	$31,026,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$41,146	$108,886
Accrued expenses and other payables	1,047,721	871,495
Amount due to related parties	352,505	954
Tax payables	1,650,243	1,028,885

Total Current Liabilities	3,091,615	2,010,220

Minority Interests	3,465,724	2,160,575

Commitments	-	-

Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding 24,699,615 and 19,143,615	24,700	19,144
Additional paid-in capital	26,135,914	12,619,049
Statutory reserves	4,299,653	2,790,916
Accumulated other comprehensive income	2,578,107	601,288
Retained earnings	17,845,610	10,825,722

Total Stockholders' Equity	50,883,984	26,856,119

Total Liabilities and Stockholders' Equity	$57,441,323	$31,026,914

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Net revenue	$39,270,292	$29,525,577	$25,335,316
Cost of revenue	(18,939,725)	(14,161,358)	(12,848,958)
Gross profit	20,330,567	15,364,219	12,486,358
Operating expenses
Selling expenses	(2,985,581)	(2,983,756)	(2,372,151)
Operating and administrative expenses	(2,418,895)	(2,015,252)	(2,633,522)
Total operating expenses	(5,404,476)	(4,999,008)	(5,005,673)
Income from operations	14,926,091	10,365,211	7,480,685
Other income (expense)
Other income	111,852	98,617	-
Finance costs	(271)	(3,590)	(160)
Total other income (expense)	111,581	95,027	(160)
Income before income taxes and minority interests	15,037,672	10,460,238	7,480,525
Provision for income taxes	(5,391,464)	(4,248,144)	(3,173,533)
Income before minorityinterests	9,646,208	6,212,094	4,306,992
Minority interests	(1,117,583)	(862,756)	(631,113)
Net income	8,528,625	5,349,338	3,675,879
Other comprehensive income
Foreign currency translation adjustment	1,976,819	372,722	228,566
Other comprehensive income	10,505,444	5,722,060	3,904,445
Basic weighted average shares outstanding	21,868,338	18,735,944	13,945,937
Basic net earning per share	0.39	0.29	0.26
Diluted weighted average shares outstanding	21,929,031	18,735,944	13,945,937
Diluted net earnings per share	$0.39	$0.29	$0.26

Baisc and diluted weighted average shares outstanding are the same as there is no antidilutive effect.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Common stock
			Additional		Other
	Number of		paid-in-	Statutory	comprehensive	Retained
	shares	Amount	capital	reserves	income	earnings	Total
Balance at January 1, 2005	12,091,629	$12,092	$264,052	$870,531	$22,511	4,208,695	5,377,881
Stock issued for cash	908,472	908	1,349,092	-	-	-	1,350,000
Recapitalization on reverse acquisition	1,343,514	1,344	(1,344)
Net income for the year	-	-	-	-	-	3,675,879	3,675,879
Reclassification and adjustment to minority interest			(64,059	(89,895)	(49,207)	(397,910)	(601,071)
Foreign currency translation	-	-	-	-	255,262	-	255,262
Transfer to statutory reserves	-	-	-	950,431	-	(950,431)	-
Balance at December 31, 2005	14,343,615	14,344	1,547,741	1,731,067	228,566	6,536,233	10,057,951
Stock issued for cash	4,800,000	4,800	11,074,905	-	-	-	11,079,705
Stock option expenses	-	-	(3,597)	-	-	-	(3,597)
Foreign currency translation	-	-	-	-	372,722	-	372,722
Net income for the year	-	-	-	-	-	5,349,338	5,349,338
Transfer to statutory reserves	-	-	-	1,059,849	-	(1,059,849)	-

Balance at December 31, 2006	19,143,615	$19,144	$12,619,049	$2,790,916	$601,288	$10,825,722	$26,856,119
Stock issued for cash	5,556,000	5,556	13,478,922	-	-	-	13,484,478
Stock option expenses	-	-	37,943	-	-	-	37,943
Foreign currency translation	-	-	-	-	1,976,819	-	1,976,819
Net income for the year	-	-	-	-	-	8,528,625	8,528,625
Transfer to statutory reserve	-	-	-	1,508,737	-	(1,508,737)	-
Balance at December 31, 2007	24,699,615	$24,700	$26,135,914	4,299,653	2,578,107	17,845,610	50,883,984

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$8,528,625	$5,349,338	$3,675,879
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Stock based compensation	37,942	(3,597)	-
Minority Interest	1,117,583	862,756	631,113
Depreciation	390,736	155,292	102,901
Decrease / (Increase) in current assets:

Accounts	(9,275,894)	(3,357,026)	(2,759,236)
Other receivables	(111,276)	55,024	(65,730)
Inventory	(2,186,497)	(1,502,205)	487,630
Advances to suppliers	(3,626,775)	(5,769,071)	(1,914,346)
Prepayments	(344,423)	(62,887)	100,289
Other assets	22,532	2,024	(226,162)
(Decrease) / Increase in current liabilities:
Accounts payable	(357,627)	262,020	(281,234)
Tax payables	532,043	365,731	131,998
Accrued expenses and other payables	625,851	305,739	280,280
Net cash provided by (used in) operating activities	(4,647,180)	(3,336,852)	(163,382)
Cash flows from investing activities:
Restricted cash	(1,911,179)	174,972	(275,000)
Acquisition of property & equipment	(1,429,517)	(1,541,812)	(8,238)
Net cash used in investing activities	(3,340,697)	(1,366,840)	(283,238)
Cash flows from financing activities:

Payments to shareholders / related parties	-	(51,312)	(1,026,846)
Capital contributed	13,484,478	11,079,705	1,350,000
-			-
Net cash provided by (used in) financing activities	13,484,478	11,028,393	323,154

Effect of exchange rate change on cash and cash equivalents	(85,390)	(150,513)	14,468
Net increase in cash and cash equivalents	5,411,212	6,174,178	217,766
Cash and cash equivalents, beginning of year	6,430,009	255,831	38,065
Cash and cash equivalents, end of year	$11,841,221	$6,430,009	$255,831
Supplement disclosure of cash flow information:
Interest expense paid	$-	$3,590	$160
Income taxes paid	$5,266,039	$3,760,570	$3,043,223
Cash from issue of common stock placed in escrow account	$2,000,000	$11,079,705	$1,350,000

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

d.   Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company gives most clients an extended credit policy for one year. As of December 31, 2007 and 2006, the Company had accounts receivable of $22,695,039 and $12,239,073, net of allowance of $227,981 and $170,236 respectively.

e.   Advances to suppliers

The Company provides advances to certain vendors for purchase of it’s material. As of December 31, 2007 and 2006, the advances to suppliers amounted to $12,343,255 and $8,038,974, respectively.

f.   Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 15 years for machinery; 3 to 5 years for leasehold improvement, 5 to 10 years for office equipment; and 5 to 8 years for motor vehicles.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2007 and 2006.

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

j.   Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2007 and 2006 were $460,403 and $686,384 respectively.

k.   Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

l.   Foreign currency translation

The Company uses the United States dollar ("U.S. dollars" or “US$”) for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,”. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

m.   Fair values of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Basic earning per share were $0.40 and $0.29 for the year ended December 31, 2007 and 2006. Diluted earning per share were $0.39 and $0.29 for the year ended December 31, 2007 and 2006.

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

SFAS No. 131 has no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment.

p.   Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may

q.   Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. "Use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This has led to concerns among investors that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide enough information about how these instruments and activities affect the entity’s financial position and performance," explained Kevin Stoklosa, project manager. "By requiring additional information about how and why derivative instruments are being used, the new standard gives investors better information upon which to base their decisions." The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Management is currently evaluating the effect of this pronouncement on financial statements.

r.   Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  RESTRICTED CASH

Proceeds amounting to $1,350,000 from the issuance of shares during 2005 were deposited in an escrow account. The purchase price was to be released from escrow. In accordance with the terms of the stock purchase agreement, $600,000 of the proceeds was kept in a trust account for a certain corporate communication program. The balances were $11,415 and $100,028 as of December 31, 2007 and 2006,

On July 5, 2007, the Company issued and sold 5,556,000 shares of our Company’s common stock for $2.70 per share for a purchase price, in the aggregate, of $15,001,200 which was completed on July 5, 2007. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. $2,000,000 was held in escrow account as of December 31, 2007. The amount held in escrow will be distributed to the investors on a pro rata basis if the Company’s net income for the year ended December 31, 2007 would be $8,350,000 or less.

The balances were $2,011,415 and $100,028 as of December 31, 2007 and 2006, respectively.

4.  INVENTORIES

Inventories consist of the following as of December 31, 2007 and 2006:

	December 31	December 31
	2007	2006

Raw Materials	$2,579,210	$483,100
Packing Materials	37,645	46,133
Finished goods	891,886	791,380
Work in progress	-	1,631
	$3,508,741	$1,322,244

5.  PREPAYMENTS AND OTHER RECEIVABLE

As of December 31, 2007 and 2006, prepayments and other receivable amounted to $1,242,693 and $382,463, respectively. Prepayments and other receivable include mainly prepaid rent, prepaid advertising and advanced travel expenses to employees.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2007 and 2006:

	December 31	December 31
	2007	2006

Manufacturing machinery	$3,750,526	$2,388,716
Leasehold improvement	165,905	57,706
Office equipment	210,998	228,172
Motor vehicles	565,310	342,570

	4,692,738	3,017,164
Less: Accumulated Depreciation	(893,780)	(503,041)
	$3,798,958	$2,514,123

Depreciation expenses for the year ended December 31, 2007 and 2006 were $390,736 and $155,292, respectively.

7.  AMOUNTS DUE TO RELATED PARTIES

The amounts due to related parties were the advances from the Company’s officers and shareholders, and were unsecured, non-interest bearing and due on demand. Amounts due to related parties were $352,505 and $954 as December 31, 2007 and 2006, respectively.

8.  ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of December 31, 2007 and 2006:

	December 31	December 31
	2007	2006

Accrued commission payable	$818,671	$577,571
Accrued professional expense	-	90,000
Other accrued expense	103,495	17,678
Vendor deposit	-	148,395
Others payable	125,555	37,851
	$1,047,721	$871,495

9.  TAXES PAYABLES

Taxes payables consist of the following as of December 31, 2007 and 2006:

	December 31	December 31
	2007	2006

Income tax payable	$1,069,936	$880,716
VAT tax payable	576,911	144,641
Individual tax payable	339	1,002
Others	3,057	2,526
	$1,650,243	$1,028,885

10.  INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2007 and 2006, there was no significant book to tax differences.

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. The provision for income taxes for the year ended December 31, 2007 and 2006 consisted of the following:

	Year ended December 31,
	2007	2006
Provision for China income and local tax	$5,391,464	$4,248,144
Deferred taxes for China	-	-
Provision for US income and local tax	-	-
Total provision for income taxes	$5,391,464	$4,248,144

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate at December 31,

	2007	2006

Tax at statutory rate	34%	34%
Foreign tax rate difference	-1%	-1%
Net operating loss in other tax jurisdiction for where no benefit is realized	3%	8%
	36%	41%

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

11.  MINORITY INTEREST

The amounts of $3,465,724 and $2,160,575, as of December 31, 2007 and 2006, represent the 10% interest of our minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, in Pacific Dragon.

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

13. MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounted for more than 10% of the total net revenue for the years ended December 31, 2007 and 2006.

Four vendors provided approximately 80% of the Company’s raw materials for the year ended December 31, 2007 with each vendor individually accounting for about 31%, 19%, 21% and 10%. Three vendors provided 76% of the Company’s dollar value of raw materials for the year ended December 31, 2006 with each individually accounting for about 34%, 27% and 15%.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

14. STOCKHOLDERS’ EQUITY AND AMOUNT HELD IN ESCROW ACCCOUNT

On January 13, 2006, the Company entered into a stock purchase agreement for the sale of 4,800,000 shares of the Company's common stock for $2.50 per share for a total of $12,000,000. The proceeds were received in March, 2006. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital.

On July 5, 2007, the Company issued and sold 5,556,000 shares of our Company’s common stock for $2.70 per share for a purchase price, in the aggregate, of $15,001,200 which was completed on July 5, 2007. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. $2,000,000 was held in escrow account as of December 31, 2007.

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $37,942 in share-based compensation expense for the year ended December 31, 2007. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

Options

On May 10, 2006, the Company granted an unrelated party 50,000 stock options with 12,500 vesting on May 10, 2006 and with 12,500 vesting each quarter after May 10, 2006 until 50,000 will be all vested.  The option exercise price is $3.50. The fair value of the shares at the time of granting of the options was $3.00.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	0.75 years
Expected volatility	80%
Expected dividend yield	0

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	37,500	$3.50	$0.00
Granted	12,500	$3.50	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2007	50,000	$3.50	$0.00

Following is a summary of the status of options outstanding at December 31, 2007:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	12,500	3.375	$3.50	4,063	$3.50

Warrants

On July 5, 2007, the Company granted the private placement consultant 388,920 warrants vesting over 5 years proportionately.  The warrants exercise price is $2.70. The fair value of the shares at the time of granting of the warrants was $3.22.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.05%
Expected life of the options	5.00 years
Expected volatility	95%
Expected dividend yield	0

Following is a summary of the warrants activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	0	$0.00	$0.00
Granted	388,920	$2.70	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2007	388,920	$2.70	$0.00

Following is a summary of the status of warrants outstanding at December 31, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$2.70	388,920	4.5	$2.70	388,920	$2.70

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of December 31, 2007 and 2006 amounted to $2,866,436 and $1,860,610, respectively.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount included in the statutory reserves as of December 31, 2007 and 2006 amounted to $1,,433,217 and $930,306, respectively.

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

The Company incurred rent expenses $701,761 and $621,106 for the year ended December 31, 2007 and 2006. The rent expenses for the next five years after December 31, 2007 are as follows:

Year 2008	759,455
Year 2009	732,485
Year 2010	713,920
Year 2011	713,920
Year 2012 and thereafter	1,551,469
$4,471,250

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AGRITECH, INC.
March 27, 2008	By: /s/ Yu Chang
(Date Signed)	Yu Chang, Chief Executive Officer, President, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Yu Chang Yu Chang	Chief Executive Officer, President, Secretary and Director	March 27, 2008

/s/ Li Jun Peng Li Jun Peng	Chief Financial Officer and Controller	March 27, 2008

/s/ Xiaorong Teng Xiaorong Teng	Chief Operating Officer and Director	March 27, 2008

/s/ Tao Liang Tao Liang	Director	March 27, 2008

Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated July 1, 2004 by and between Basic Empire Corporation, a Nevada Corporation and Basic Empire Corporation, a Delaware corporation (incorporated by reference to Exhibit 10.2 in our annual report on Form 10-KSB filed on April 15, 2005).

2.2
Agreement and Plan of Reorganization, dated as of December 25, 2004, as amended, by and among the Registrant, China Tailong Holdings Company Limited and its stockholders (incorporated by reference to Exhibit 2.1 in our current report on Form 8-K filed on February 3, 2005, as amended).

3.1
Amended and Restated Certificates of Incorporation as filed with the Secretary of the State of Delaware (incorporated by reference to Exhibit 3.1 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

3.2	Articles of Association of China Tailong Holdings Company Limited (incorporated by reference to Exhibit 4.2 in our current report on Form 8-K filed on February 3, 2005, as amended).

3.3	Articles of Association of Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 4.3 in our current report on Form 8-K filed on February 3, 2005, as amended).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

4.1
Form of Registration Right Agreement, dated June 29, 2007, by and among the registrant, Securities Transfer Corporation and the Investors (incorporated by reference to Exhibit 4 in our Form S-1/A filed on October 19, 2007).

4.2	Common Stock Purchase Warrant, dated July 5, 2007, issued to Roth Capital Partner, LLC. (incorporated by reference to Exhibit 4.1 in our Form S-1 filed on August 20, 2007).

10.1	Form of Subscription Agreement, dated May 25, 2004 (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on May 27, 2004).

10.2	Form of Warrant, dated May 26, 2004 (incorporated by reference to Exhibit 4.2 in our registration statement on Form S-8 filed on October 25, 2004).

10.3
Joint Venture Contract of Sino-foreign Contractual Joint Venture Pacific Dragon, dated June 9, 2004 (incorporated by reference to Exhibit 10.8 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.4
Transfer of Capital Contribution and Profit Agreement, dated June 8, 2004, by and among China Tailong Holdings Limited, Yinlong Industrial Co. Ltd., Beijing Taiming Applied Technology Institute and Cathay-Pacific Enterprises Ltd. (incorporated by reference to Exhibit 4.1 in our current report on Form 8-K filed on February 3, 2005, as amended).

10.5
Escrow Agreement, dated January 25, 2005, by and among the registrant, Chinamerica Fund, LLP, Gary Evans, and the Securities Transfer Corporation (incorporated by reference to Exhibit 10.2 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.6
Escrow Agreement, dated January 10, 2006, by and among the registrant, Securities Transfer Corporation and the investors (incorporated by reference to Exhibit 10.2 in our current report on Form 8-K filed on January 10, 2006).

10.7
Escrow Agreement, dated January 11, 2006, by and among the registrant, Securities Transfer Corporation and the investors (incorporated by reference to Exhibit 10.3 in our current report on Form 8-K filed on January 10, 2006).

Exhibit No.	Description
10.8	Form of Escrow Agreement. (incorporated by reference to Exhibit 10.2 in our current report on Form 8-K filed on July 6, 2007).

10.9	Form of Escrow Agreement, (incorporated by reference to Exhibit 10.3 in our current report on Form 8-K filed on July 6, 2007).

10.10
Stock Purchase Agreement, dated February 3, 2005, by and among the Registrant, Chinamerica Fund, LLP and Gary Evans (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on February 3, 2005, as amended).

10.11
Stock Purchase Agreement, dated June 13, 2005, by and among the registrant, Chinamerica Fund, LLP and Steven S. Taylor, Jr. (incorporated by reference to Exhibit 10.9 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.12	Stock Purchase Agreement, dated Jan 13, 2006, by and among the registrant and the investors (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on January 10, 2006).

10.13
Stock Purchase Agreement, dated March 2, 2006, by and among the registrant, China Tailong Group Limited and Mr. Yu Chang (incorporated by reference to Exhibit 10.11 in our Form SB-2/A filed on April 28, 2007).

10.14	Form of Securities Purchase Agreement, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on July 6, 2007).

10.15
Lease Agreement, dated December 30, 2003, by and between Pacific Dragon Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd. (incorporated by reference to Exhibit 10.6 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.16
Amendment to the Lease Agreement, dated June 28, 2005, by and between Pacific Dragon Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd. (incorporated by reference to Exhibit10.12 in our annual report on Form 10-KSB filed on April 14, 2006).

10.17
Lease Agreement, dated May 31, 2004, by and between China Tailong Holdings Company Limited and Upgrade International Trading Co. Ltd. (incorporated by reference to Exhibit 10.13 in our annual report on Form 10-KSB filed on April 14, 2006).

10.18
Lease Agreement, dated August 30, 2007, by and between China Tailong Holdings Company Limited and Superior Strategy Company Limited (incorporated by reference to Exhibit 10.18 in our Form S-1/A filed on October 19, 2007).

10.19
License Agreement, dated January 6, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.4 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.20
Permanent License Agreement, dated December 3, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.16 in our annual report on Form 10-KSB filed on April 14, 2006)

Exhibit No.	Description
10.21	Permanent License Agreement, dated July 5, 2007, by and between Yu Chang and Pacific Dragon Fertilizers Co., Ltd. (incorporated by reference to Exhibit 10.21 in our Form S-1 filed on August 17, 2007).

10.22	Employment Agreement between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.5 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.23
Employment Agreement, dated May 8, 2007, by and between Kelviz Lim Kok Siak and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.23 in our current report on Form S-1 filed on August 20, 2007).

10.24
Financial Advisory Agreement, dated November 17, 2004, by and between China Tailong Holdings Company Limited and HFG International Limited (incorporated by reference to Exhibit 10.1 in our quarterly report on Form 10-QSB filed on June 13, 2005)

10.25
Supplier contracts dated March 1, 2005, by and between Pacific Dragon Fertilizers Co., Ltd. and Inner-Mongolia Humic Acid Factory (incorporated by reference to Exhibit 10.25 in our current report on Form S-1 filed on August 20, 2007).

10.26
Supplier contracts dated December 16, 2005, by and between Pacific Dragon Fertilizers Co., Ltd. and Shenzhen Hongchou Technology Company (incorporated by reference to Exhibit 10.26 in our current report on Form S-1 filed on August 20, 2007).

10.27	Distribution contracts dated June 1, 2006, by and between China Agritech Inc. and KDK Co., Ltd., (incorporated by reference to Exhibit 10.1 in our Form 8-K filed on September 13, 2006).

10.28	Distribution contracts dated June 1, 2006, by and between China Agritech Inc. and Aheqi Co., Ltd., (incorporated by reference to Exhibit 10.2 in our Form 8-K filed on September 13, 2006).

10.29
Supplier contracts dated January 15, 2007, by and between Pacific Dragon Fertilizers Co., Ltd. and Beijing Zhongxin Chemical Technology Development Co. (incorporated by reference to Exhibit 10.27 in our Form S-1 filed on August 20, 2007).

10.30	Supplier contracts dated October 8, 2007, by and between China Agritech, Inc. and SINOCHEM FERTILIZER CO., LTD.(incorporated by reference to Exhibit 10.1 in our Form 8-K filed on October 10, 2007).

14	Code of ethics (incorporated by reference to Exhibit 14 in our annual report on Form 10-KSB filed on April 14, 2006)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 in our registration statement on Form 10K filed on April 2, 2007)

24	Power of Attorney (included on the signature page of this registration statement).

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *