Form 10-Q
period 2008-03-31
CHINA AGRITECH INC
filed 2008-05-14
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,699,615

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2008
	(UNAUDITED)	DECEMBER 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$9,744,105	$11,852,636
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $242,944 and $227,981 at March 31, 2008 and December 31, 2007, respectively	28,693,391	22,695,039
Inventories	4,017,007	3,508,741
Advances to suppliers	10,877,770	12,343,255
Prepayments and other receivables	768,401	1,242,694

Total Current Assets	56,100,674	53,642,365

Construction in progress	157,651	-

Property and equipment, net	3,857,576	3,798,958

Total Assets	$60,115,901	$57,441,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$245,522	$41,146
Accrued liabilities and other payables	1,385,420	1,047,721
Amount due to related parties	-	352,505
Tax payable	1,251,977	1,650,243

Total Current Liabilities	2,882,919	3,091,615

Minority Interests	3,839,963	3,465,724

Commitments	-	-

Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000 shares authorized, 24,699,615 shares issued and outstanding	24,700	24,700

Additional paid in capital	26,135,914	26,135,914
Statutory reserves	4,590,152	4,299,653
Accumulated other comprehensive income	3,896,770	2,578,107
Retained earnings	18,745,483	17,845,610

Total Stockholders' Equity	53,393,019	50,883,984

Total Liabilities and Stockholders' Equity	$60,115,901	$57,441,323

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(UNAUDITED)

	MARCH 31,
	2008	2007

Net revenue	$7,317,083	$8,611,741
Cost of revenue	(3,681,006)	(4,100,825)
Gross profit	3,636,077	4,510,916
Operating expenses
Selling expenses	(706,590)	(614,002)
Operating and administrative expenses	(873,554)	(548,067)
Total operating expenses	(1,580,144)	(1,162,069)
Income from operations	2,055,933	3,348,847
Other income (expense)
Interest income	61,673	27,896
Exchange gain (loss)	5,227	(209)
Total other income (expense)	66,900	27,687
Income before income taxes and minority interest	2,122,833	3,376,534
Provision for income taxes	(717,280)	(1,260,055)
Income before minority interests	1,405,554	2,116,479
Minority interests	(215,184)	(231,351)
Net income	1,190,370	1,885,128
Other comprehensive income
Foreign currency translation adjustment	1,318,663	504,648
Comprehensive income	$2,509,033	$2,389,776
Basic and diluted weighted average shares outstanding	24,699,615	19,143,615
Basic and diluted net earnings per share	$0.05	$0.10

Basic and diluted weighted average number of shares is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	MARCH 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,190,370	$1,885,128
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	-	1,199
Minority interest	215,184	231,351
Depreciation	169,073	81,140
(Increase) decrease in current assets:
Accounts receivable	(5,998,352)	(5,944,426)
Prepayments and other receivables	474,295	6,016
Inventories	(508,266)	(1,340,544)
Advances to suppliers	1,465,485	2,810,417
Increase (decrease) in current liabilities:
Accounts payable	204,374	(272,030)
Other payable	(260,826)	245,294
Tax payable	(398,266)	515,789
Accrued liabilities and other payables	246,022	(38,641)
Net cash used in operating activities	(3,200,907)	(1,819,307)

Cash flows from investing activities:
Acquisition of property & equipment	(385,342)	(34,811)
Restricted cash	0	43,883
Net cash provided by (used in) investing activities	(385,342)	9,072

Cash flows from financing activities:
Advances from stockholders	-	1,246
Net cash provided by financing activities	-	1,246

Net (decrease) in cash and cash equivalents	(3,586,249)	(1,808,989)

Effect of exchange rate change on cash and cash equivalents	1,477,718	289,574

Cash and cash equivalents, beginning of year	11,852,636	6,430,009

Cash and cash equivalents, end of year	$9,744,105	$4,910,594

Supplement disclosure of cash flow information:
Income taxes paid	$1,093,804	$3,760,570

Noncash Investment and Financing Activity
Offset of amounts due to/from stockholders	$330,985	$-

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

Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducts Tailong's only business operation. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Associations provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in several provinces of China. Pacific Dragon conducts ongoing research and development to enhance the concentration of the organic liquid compound fertilizer and lower the manufacturing cost. Our major products include "LvLingBao II", LvLingBao III" and "Tailong I".

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

On June 29, 2006, the Company established a wholly owned subsidiary, Anhui Agritech Agriculture Development Limited (“Anhui Agritech”). Anhui Agritech engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On November 1, 2006, the Company and the stockholders of CAI Investment, Inc (the “CAI stockholders”) entered into an equity transfer agreement. The CAI stockholders transferred 100% equity interest in CAI Investment, Inc. (“CAI”) to the Company in exchange for US$1,000.

Prior to the equity transfer, CAI established a wholly owned subsidiary, Agritech Fertilizer Limited (“Agritech Fertilizer”). Agritech Fertilizer engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Consolidated Financial Statements for interim periods are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008.

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

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
f.   Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value.

g.   Property and equipment

Property and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

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

The Company tests long-lived assets, including property and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2008.

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

The Company's revenue consists of the invoiced value of goods, net of a value-added tax (VAT).

j.   Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three month periods ended March 31, 2008 and 2007 were $101,454 and $90,027 respectively.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
k. Shipping and Handling

The Company classifies shipping costs as selling expenses in its financial statements. Shipping cost for the three month periods ended March 31, 2008 and 2007 were $141,004 and $93,191, respectively.

l.   Income taxes

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

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company’s net income. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

m.   Foreign currency translation

The Company uses the United States dollar ("U.S. dollars" or “US$”) for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of stockholders’ equity.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

n.   Fair values of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payables, tax payable, and related party advances and borrowings.

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

o.   Earning per share (EPS)

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standard No. 128 (SFAS No. 128), “Earnings per share”. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

p.   Segment reporting

Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS No. 131 has no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment.

q.   Statement of cash flows

In accordance with Statement of Financial Accounting Standard No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheets.

r.   Recent Accounting Pronouncements

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

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

3.  RESTRICTED CASH

On July 5, 2007, the Company issued and sold 5,556,000 shares of our Company’s common stock for $2.70 per share for a purchase price, in the aggregate, of $15,001,200. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and $2,000,000 was deposited in an escrow account. The balances held in escrow were $2,000,000 as of March 31, 2008 and December 31, 2007.

4.  INVENTORIES

Inventories consist of the following as of March 31, 2008 and December 31, 2007:

	March 31	December 31
	2008	2007

Raw Materials	$2,351,135	$2,579,210
Packing Materials	103,473	37,645
Finished goods	1,562,399	891,886

	$4,017,007	$3,508,741

5.  PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables primarily include prepaid rent, prepaid advertising and advanced travel expenses to employees.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of March 31, 2008 and December 31, 2007:

	March 31	December 31
	2008	2007

Manufacturing machinery	$3,919,380	$3,750,525
Leasehold improvement	217,861	165,905
Office equipment	194,775	210,998
Motor vehicles	588,413	565,310

	4,920,429	4,692,738
Less: Accumulated Depreciation	(1,062,853)	(893,780)
	$3,857,576	$3,798,958

Depreciation expense for the three month periods ended March 31, 2008 and December 31, 2007 was $169,073 and $390,736, respectively.

7.  AMOUNTS DUE TO RELATED PARTIES

The amounts due to related parties represented advances from the Company’s officers and stockholders, and were unsecured, non-interest bearing and due on demand.

8.  ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following as of March 31, 2008 and December 31, 2007:

	March 31	December 31
	2008	2007

Accrued commission payable	$996,216	$818,671
Other accrued expense	297,526	103,495
Vendor deposit	28,562	-
Other payables	63,116	125,555

	$1,385,420	$1,047,721

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. TAX PAYABLE

Tax payable consists of the following as of March 31, 2008 and December 31, 2007:

	March 31	December 31
	2008	2007

Income tax payable	$732,881	$1,069,936
VAT tax payable	515,876	576,911
Others	3,220	3,396

	$1,251,977	$1,650,243

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

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 25% and 33% (30% state income taxes plus 3% local income taxes) for the periods ended March 31, 2008 and 2007 respectively on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. The provision for income taxes for the three month periods ended March 31, 2008 and 2007 consisted of the following:

	Three month periods ended March 31,
	2008	2007
Provision for China income and local tax	$717,280	1,260,055
Deferred taxes for China	-	-
Provision for US income and local tax	-	-

Total provision for income taxes	$717,280	$1,260,055

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate at March 31, 2008 and 2007 respectively

	2008	2007

Tax at statutory rate	25%	33%
Foreign tax rate difference	-1%	-1%
Net operating loss in other tax jurisdiction for where no benefit is realized	10%	5%

	34%	37%

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaces the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

11. MINORITY INTEREST

The amount represents the 10% interest of our minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, in Pacific Dragon.

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

13. MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounted for more than 10% of the total net revenue for the three month periods ended March 31, 2008 and year ended December 31, 2007.

Four vendors provided approximately 83% of the Company’s raw materials for the three month period ended March 31, 2008 with each vendor individually accounting for about 30%, 30%, 12% and 11%. Four vendors provided approximately 80% of the Company’s dollar value of raw materials for the three month period ended March 31, 2007 with each individually accounting for about 34%, 21%, 13% and 12%.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $0 in share-based compensation expense for the three months ended March 31, 2008, and $1,197 for the three months ended March 31, 2007. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

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

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	50,000	$3.50	$0.00
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2007	50,000	$3.50	$0.00
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2008	50,000	$3.50	$0.00

Following is a summary of the status of options outstanding at March 31, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	50,000	3.125	$3.50	50,000	$3.50

Warrants

On July 5, 2007, the Company granted the private placement consultant 388,920 warrants vesting over 5 years proportionately.  The warrants exercise price is $2.70. The fair value of the shares at the time of granting of the warrants was $3.22.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.05%
Expected life of the options	5.00 years
Expected volatility	95%
Expected dividend yield	0

Following is a summary of the warrants activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	0	$0.00	$0.00
Granted	388,920	$2.70	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2007	388,920	$2.70	$0.00
Granted
Forfeited
Exercised
Outstanding, March 31, 2008	388,920	$2.70	$0.00

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the status of warrants outstanding at March 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$2.70	388,920	4.25	$2.70	388,920	$2.70

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to the Statutory Surplus Reserve. The amount included in the statutory reserves as of March 31, 2008 and December 31, 2007 amounted to $3,060,102 and $2,866,436, respectively.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount included in the statutory reserves as of March 31, 2008 and December 31, 2007 amounted to $1,530,049 and $1,433,217, respectively.

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

The Company incurred rent expense of $153,655 and $137,808 for the three month periods ended March 31, 2008 and 2007, respectively. The rent obligations for the next five years after March 31, 2008 are as follows:

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Year 2008	632,864
Year 2009	771,955
Year 2010	757,839
Year 2011	736,873
Year 2012	639,477
Thereafter	768,078
$4,307,086

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

China is the principal market for our products, which are primarily sold to farmers in several provinces in China: Heilongjiang, Hebei, Liaoning, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Guizhou, Hainan and Jiangsu. In 2008, we estimate that our annual production capacity of approximately 13,000 metric tons of organic liquid compound fertilizers.

We believe that our brand reputation and ability to tailor our products to meet the requirements of various regions of China affords us a competitive advantage. We purchase the majority of our raw materials from suppliers located in China and use suppliers that are located in close proximity to our manufacturing facilities.

Overview of First Fiscal Quarter of 2008

Sales during the first quarter of 2008 were approximately 15% lower than sales during the first quarter of 2007. The Company’s consolidated balance sheet as of March 31, 2008 included current assets of $56,100,674 and total assets of $60,115,901. The Company had no long-term debt at March 31, 2008.

We have made progress in expanding our operations through our recently formed Anhui Agritech and Beijing Agritech operating subsidiaries. Anhui Agritech operates our recently constructed facility in the Anhui province and began operations in the first quarter of 2007. In addition it manufactures and sells our fertilizer products to customers in the Anhui, Hubei, and Henan provinces of China. Beijing Agritech supervises our Beijing operations, which serve as a research and development center and as our primary syrup production center and converting factory. Our Beijing Agritech operations commenced business in September 2006. Our annual production capacity in 2007 was approximately 13,000 metric tons of organic liquid compound fertilizers. Due to this expansion we expect that our Anhui Agritech and Beijing Agritech operating subsidiaries will contribute to our financial results during the 2008 fiscal year.

Recent Developments Affecting Our Business

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises and became effective on January 1, 2008. Because of the new corporate income tax law, the income tax rate for our PRC subsidiaries was subject to a change. However, there was not and we do not anticipate any material adverse effect on our financial condition, results of operations or cash flows as a result of any such change.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and March 31, 2007.

The following table summarizes the results of our operations during the three-month periods ended March 31, 2008 and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the 2007 fiscal period to the 2008 fiscal period:

(All amounts, other than percentages, in millions of U.S. dollars)

	3 Month Period Ended 3/31/08	3 Month Period Ended 3/31/07	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)

Net Revenue	$7.32	$8.61	(1.29)	(14.98)
Cost of Revenue	3.68	4.10	(0.42)	(10.24)
Gross Profit	3.64	4.51	(0.87)	(19.29)
Selling Expenses	0.71	0.61	0.10	16.39
Operating and Administrative Expenses	0.87	0.55	0.32	0.58
Income From Operations	2.06	3.35	(1.29)	(38.51)
Other Income (Expenses)	0.06	0.03	0.03	100
Income Tax	0.72	1.26	0.54	42.86
Minority Interest	0.22	0.23	(0.01)	(4.35)
Foreign Currency Translation Gains	1.32	0.50	0.82	164
Net income	1.20	1.89	(0.69)	(36.51)

Net Revenue. Our net revenue is generated from sales of our fertilizer products. The decrease in net revenue is mainly attributable to the extended cold weather and heavy rains in the northeast region of China in the first quarter of 2008 which affected the frequency of fertilizer application (therefore leading to lower overall consumption) compared to the three month period ended March 31, 2007.

Costs of Revenue. Our costs of revenue are primarily comprised of the cost of our raw materials, direct labor and manufacturing overhead expenses. Our cost of revenue decline period to period as a result of lower sales, but the percentages of the costs of revenue to total revenues increased to 50.3% from 47.6% for the three-month periods ended on March 31, 2008 and 2007, respectively. The higher cost of revenue as a percentage of sales was primarily a result of an increase in the prices of raw materials and packaging materials.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of goods sold. Gross profit as a percentage of net revenues was 49.73% for the three months ended March 31, 2008, as compared to 52.38% for the three month ended 31 March, 2007. The decrease in gross profit as a percentage of revenues was mainly due to an increase in cost of raw materials and packing material.

Selling Expenses. Our selling expenses consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation. The increase was primarily attributable to an increase in sales representative compensation as headcount increased from 96 (in the quarter ended March 31, 2007) to 134 (in the quarter ended March 31, 2008). Greater selling and marketing activities were also carried out in the three month period ending March 31, 2008, compared to three month period ended March 31, 2007, resulting in an increase in selling expenses. Finally, we have seen the cost of travel related to sales increase as a result of the new geographical expansion in the Chongqinq and Xinjiang regions.

Operating and Administrative Expenses. Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Higher administrative expenses for the three month period ended March 2008 were primarily attributable to legal and professional consulting fees such as SOX 404 and SEC maintenance and general legal advice for long term company planning. Higher salary expenses were also incurred from the addition of 2 newly recruited top management members to our payroll. Finally, we incurred additional general administrative costs related to the newly established geographical areas (Xinjiang and Chongqing) in the first quarter of 2008 and similar costs were not incurred in the first quarter of 2007.

Income From Operations. The decline in our income from operations from period to period was caused by the reduced sales during the first quarter of 2008 and the increase in selling expenses and operating and administrative expenses, which were partially offset by a decrease in costs of revenue.

Other Income (Expenses). Other income consisted of interest income received. Increase in other income was due to an increase in cash in bank derived from the proceeds of common shares issued and sold in July 2007.

Income taxes. Our Chinese subsidiaries are taxed at a rate of 25% of assessable profit. We paid fewer taxes for the three month ended March 31, 2008 than the three month ended March 31, 2007 due to the new corporate income tax law in the PRC, which revised the corporate tax rate that we pay from 33% to 25%. In addition, our lower income during this period as compared to the three months ended March 31, 2007 also resulted in a lower total corporate income tax paid.

Minority interest. Our financial statements reflect the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon. The decrease in the minority interest adjustment is due to the decrease in the group net income.

Foreign Currency Translation Gains. The increase in foreign currency translation gains can be attributed to a stronger RMB relative to US$ as of March 31, 2008 as compared to the same date in 2007.

Net Income. The decrease in the net income was attributable to the lower amount of sales achieved and higher administrative and selling expenses for the three month period ended March 31, 2008 as explained above.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $9,744,105 and restricted cash of $2,000,000. Our current assets were $56,100,674 and our current liabilities were $2,882,919 as of March 31, 2008, which results in a current ratio of approximately 19.4 times. Our total stockholders’ equity as of March 31, 2008 was $53,393,019. We had no bank loans or other interest bearing borrowings as of March 31, 2008. We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of March 31, 2008, we did not have any material commitments for capital expenditures.

Cash Flows (in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2008	2007
Net cash used in operating activities	(3,200,907)	(1,819,307)
Net cash provided by (used in) investing activities	(385,342)	9,072
Net cash provided by financing activities	-	1,246
Net decrease in cash	(3,586,249)	(1,808,989)

On July 5, 2007, we raised a total of approximately $15,000,000 from the sale of 5,556,000 shares of our common stock through a private placement transaction. In accordance with the terms of the private placement, $2,000,000 of the proceeds from the private placement transactions were kept in a trust account and will be released when we hire a new CFO and modify our board of directors in accordance with the terms of the private placement documents. As of March 31, 2008, all $2,000,000 remained in escrow.

Operating Activities:

Net cash used in operating activities was $3.21 million for the three-month period ended March 31, 2008, which was an increase of $1.38 million from the $1.82 million net cash used in operating activities for the same period in 2007. The increase was attributable to lower net income for the three month period ended March 31, 2008 compared to the same period in 2007. In addition, greater advances to suppliers for additional raw materials for our newly established production facilities also contributed to the increase in net cash used in operating activities.

Investing Activities:

Our main uses of cash for investing activities were payments for the acquisition of property, plant, equipment and construction in progress for the plant, equipment and investments related to Anhui Agritech and Beijing Agritech. Net cash used in investing activities in the three-month period ended March 31, 2008 was $385,342, which is an increase of $394,414 from net cash provided for investing activities of $9,072 in the same period of 2007. The increase was due to acquisitions of property, plant and equipment and ongoing construction of our granular organic fertilizer facilities.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We consider our critical accounting policies to be those that require the most significant judgments and estimates in the preparation of financial statements, including the following:

•
Accounts Receivable.  Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

•
Inventories.  Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value. Our management compares the cost of inventories with the net realizable value and an allowance is made for inventories with net realizable value, if lower than the cost

•
Impairment.  We apply the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

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

ITEM 4 CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer Yu Chang, and Lijun Peng, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, Messrs. Chang and Ping concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2008.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2007, our management concluded that there were several significant deficiencies, that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements.

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

The following is a description of each deficiency or weakness with respect to our internal controls over financial reporting identified and the remediation initiatives that we have implemented or intend to implement in the near future:

1.  Issue  The Company does not have a formal employee code of conduct and ethics and not all duties are properly segregated due to the high turnover in the Company.

Remediation Plan  We have conducted a survey and seek an opinion from each department on their current ethics and job function segregation procedures to gather sufficient information for preparing a formal employee code of conduct and ethics (the “Code”) and job function segregation plan. We plan to hold a training session for every employee on the Code and have the Code reviewed and revised annually. Currently, we are reviewing the job description for each position to ensure no overlapping of roles and responsibilities. Based on the results of the review, the management will revise the job description for each position when necessary and will locate sufficient personnel to fill any vacant position.

2.  Issue. There is lack of a formal training program for the finance, administration and logistics departments, and the Company is focusing training solely on sales and technical departments.

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

As we have disclosed in our prior SEC filings in 2007, that we have hired a new Vice President of Finance. We intend to continue to hire other professionals with substantial accounting experience to supplement our accounting department.

We intend to develop a proper procedure for financial statement analysis, including inter-year comparisons, explanation of significant or unusual fluctuations, follow-up action plans, and reporting and recording mechanisms.

4.  Issue. Our Internal Audit Department has not taken an active role in the conduct or its activities due to insufficient resources. The annual plan, budget, and specific procedures to perform the internal audit function have not been developed and an anti-fraud audit plan has not been developed.

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

It has also come to our attention that since the Company does not have any Independent Directors, an Audit Committee or a Compensation/Remuneration Committee, it would be a best practice to implement such committees and to hire Independent Directors. We are still obtaining candidates’ curriculum vitae for potential candidates and are currently reviewing possible directors.

Changes in Internal Controls over Financial Reporting.

During the first quarter ended March 31, 2008, other than the remediation plan efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the first fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATED: May 14, 2008

CHINA AGRITECH, INC.

/s/ Lijun Peng
Lijun Peng
Chief Financial Officer (Principal Financial Officer)

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