Form 10-Q
period 2008-06-30
CHINA AGRITECH INC
filed 2008-08-12
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer”, “accelerated filer" and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of 08/08/2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,699,615

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2008
	(UNAUDITED)	DECEMBER 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$7,388,358	$11,852,636
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $248,285 and $227,981 at June 30, 2008 and December 31, 2007, respectively	32,825,266	22,695,039
Inventories	8,597,711	3,508,741
Advances to suppliers	7,945,152	12,343,255
Prepayments and other receivables	1,861,898	1,242,694

Total Current Assets	60,618,385	53,642,365

Construction in progress	1,794,062	-

Property and equipment, net	3,837,229	3,798,958

Total Assets	$66,249,676	$57,441,323

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities
Accounts payable	$278,782	$41,146
Accrued expenses and other payables	1,473,042	1,047,721
Amount due to related parties	-	352,505
Taxes payable	2,020,356	1,650,243

Total Current Liabilities	3,772,180	3,091,615

Minority Interest	4,363,384	3,465,724

Commitments	-	-

Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000 shares authorized,
24,699,615 shares issued and outstanding	24,700	24,700

Additional paid in capital	26,135,914	26,135,914
Statutory reserve	5,182,787	4,299,653
Accumulated other comprehensive income	5,693,285	2,578,107
Retained earnings	21,077,426	17,845,610

Total Stockholders' Equity	58,114,112	50,883,984

Total Liabilities and Stockholders' Equity	$66,249,676	$57,441,323

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008 and 2007 AND FOR THE
SIX MONTH PERIODS ENDED JUNE 30, 2008 and 2007
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net sales	$14,092,569	$9,866,891	$21,409,652	$18,478,632
Cost of sales	(6,851,668)	(4,115,279)	(10,532,674)	(8,216,104)
Gross profit	7,240,901	5,751,612	10,876,978	10,262,528
Operating expenses
Selling expenses	(1,225,614)	(790,784)	(1,932,203)	(1,404,785)
General and administrative expenses	(1,050,336)	(464,090)	(1,923,891)	(1,012,157)
Total operating expenses	(2,275,950)	(1,254,874)	(3,856,094)	(2,416,942)
Income from operations	4,964,951	4,496,738	7,020,884	7,845,586
Other income (expense)
Interest income	2,223	3,986	63,896	31,881
Exchange gain (loss)	(180,066)	(1,718)	(174,839)	(1,927)
Total other income (expense)	(177,843)	2,268	(110,943)	29,954
Income before income taxes and minority interest	4,787,108	4,499,006	6,909,941	7,875,540
Provision for income taxes	(1,432,715)	(1,544,137)	(2,149,994)	(2,804,192)
Income before minority interests	3,354,393	2,954,869	4,759,947	5,071,348
Minority interests	(429,814)	(320,726)	(644,998)	(552,077)
Net income	2,924,579	2,634,143	4,114,949	4,519,271
Other comprehensive income
Foreign currency translation adjustment	1,796,515	327,124	3,115,178	831,773
Comprehensive income	$4,721,094	$2,961,267	$7,230,127	$5,351,044
Basic and diluted weighted average shares outstanding	24,699,615	19,143,615	24,699,615	19,143,615
Basic and diluted net earnings per share	$0.12	$0.14	$0.17	$0.24

Basic and diluted weighted average number of shares is the same since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,114,949	$4,519,271
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	-	2,398
Minority interest	644,998	552,077
Depreciation and amortization	325,033	166,992
(Increase) decrease in current assets:
Accounts receivable	(10,130,226)	(8,415,620)
Inventories	(5,088,970)	(5,137,954)
Advances to suppliers	4,398,103	5,827,972
Prepayments and other receivable	(619,205)	(217,408)
Due from shareholders	-	1,246
Increase (decrease) in current liabilities:
Accounts payable	237,635	370,903
Taxes payable	370,113	840,414
Accrued expenses and other payable	72,817	663,037
Net cash used in operating activities	(5,674,753)	(826,672)

Cash flows from investing activities:
Acquisition of property & equipment	(363,305)	(82,499)
Construction in progress	(1,794,062)	(1,070,974)
Restricted cash	-	81,546
Net cash provided by (used in) investing activities	(2,157,367)	(1,071,927)

Cash flows from financing activities:
Advance from shareholders	-	-
Net cash provided by financing activities	-	-

Net (decrease) in cash and cash equivalents	(7,832,120)	(1,898,599)

Effect of exchange rate change on cash and cash equivalents	3,367,842	236,601

Cash and cash equivalents, beginning of year	11,852,636	6,430,009

Cash and cash equivalents, end of year	$7,388,358	$4,768,011

Supplement disclosure of cash flow information:
Income taxes paid	$1,837,906	$3,760,570

Noncash Investment and Financing Activity:
Offset of amounts due to/from stockholders	$330,032	$-

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

Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducts Tailong's only business operation. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a limited liability company organized under state laws in the United States. The Articles of Associations provide for a term of 15 years with registered capital of $500,000. Pacific Dragon engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers. These products are marketed and sold to farmers in several provinces of China. Pacific Dragon conducts ongoing research and development to enhance concentration of the organic liquid compound fertilizer and lower the manufacturing cost. Our major products include "LvLingBao II", LvLingBao III", "Tailong I" and “Green Vitality”.

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

Depreciation and amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 15 years for machinery; 3 to 5 years for leasehold improvement, 5 to 10 years for office equipment; and 5 to 8 years for motor vehicles.

h.   Construction in Progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use.

i.   Impairment

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

The Company tests long-lived assets, including property and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended June 30, 2008 and year ended December 31, 2007.

j.   Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company's revenue consists of the invoiced value of goods, net of a value-added tax (VAT).

k.   Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended June 30, 2008 and 2007 were $203,156 and $97,723 respectively. Advertising costs for the six months ended June 30, 2008 and 2007 were $304,610 and $191,774 respectively.

l. Shipping and Handling

The Company classifies shipping cost under selling expenses. Shipping cost for the three months ended June 30, 2008 and 2007 were $221,249 and $163,222 respectively. Shipping cost for the six months ended June 30, 2008 and 2007 were $362,253 and $254,015 respectively

m.   Income taxes

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

n.   Foreign currency translation

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

o.   Fair values of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payables, taxes payable, and related party advances and borrowings.

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

p.   Earning per share (EPS)

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

q.   Segment reporting

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

r.   Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheets.

s.   Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have a material impact on the Company’s consolidated financial statements.

3. RESTRICTED CASH

On July 5, 2007, the Company issued and sold 5,556,000 shares of our Company’s common stock for $2.70 per share for a purchase price, in the aggregate, of $15,001,200. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and $2,000,000 was deposited in an escrow account. The balances held in escrow were $2,000,000 as of June 30, 2008 and December 31, 2007.

4. INVENTORIES

Inventories consist of the following as of June 30, 2008 and December 31, 2007:

	June 30	December 31
	2008	2007

Raw Materials	$6,827,223	$2,579,210
Packing Materials	94,988	37,645
Finished goods	1,675,500	891,886

	$8,597,711	$3,508,741

5. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables primarily include prepaid rent, prepaid advertising and advanced travel expenses to employees.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2008 and December 31, 2007:

	June 30	December 31
	2008	2007

Manufacturing machinery	$4,005,556	$3,750,525
Leasehold improvement	222,445	165,905
Office equipment	212,438	210,998
Motor vehicles	615,603	565,310

	5,056,042	4,692,738
Less: Accumulated Depreciation	(1,218,813)	(893,780)
	$3,837,229	$3,798,958

Depreciation and amortization expense for the three months ended June 30, 2008 and June 30, 2007 was $325,033 and $390,736, respectively. Depreciation and amortization expense for the six months ended June 30, 2008 and 2007 was $644,998 and $522,077, respectively.

7. CONSTRUCTION IN PROGRESS

The construction in progress amounted to $1,794,062 and $0 as of June 30, 2008 and December 31, 2007. The construction in progress consists of property and equipment for the organic granular compound fertilizer plants in Beijing and Haerbin.

8. AMOUNTS DUE TO RELATED PARTIES

The amounts due to related parties represented advances from the Company’s officers and shareholders, and were unsecured, non-interest bearing and due on demand.

9. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of June 30, 2008 and December 31, 2007:

	June 30	December 31
	2008	2007

Accrued commission payable	$1,046,789	$818,671
Other accrued expense	367,308	103,495
Vendor deposit	14,595	-
Other payables	44,350	125,555

	$1,473,042	$1,047,721

10. TAXES PAYABLE

Taxes payable consist of the following as of June 30, 2008 and December 31, 2007:

	June 30	December 31
	2008	2007

Income tax payable	$1,463,298	$1,069,936
VAT tax payable	552,425	576,911
Others	4,633	3,396

	$2,020,356	$1,650,243

11. INCOME TAXES

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 25% and 33% (30% state income taxes plus 3% local income taxes) for the periods ended June 30, 2008 and 2007 respectively on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. The provision for income taxes for the three and six months ended June 30, 2008 and 2007 consisted of the following:

	Three month periods ended June 30,		Six month periods ended June 30,
	2008	2007	2008	2007
Provision for China income and local tax	$1,432,714	$1,544,137	$2,149,994	$2,804,192
Deferred taxes for China	-	-	-	-
Provision for US income and local tax	-	-	-	-
Total provision for income taxes	$1,432,714	$1,544,137	$2,149,994	$2,804,192

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate at June 30, 2008 and 2007 respectively;

	2008	2007

Tax at statutory rate	25%	33%
Foreign tax rate difference	-1%	-1%
Net operating loss in other tax jurisdiction for where no benefit is realized	7%	4%
	31%	36%

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

12. MINORITY INTEREST

The amounts represent the 10% interest of our minority shareholder, Harbin Yinlong Enterprise Co., Ltd., a related party of the Company, in Pacific Dragon.

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

14. MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounted for more than 10% of the total net revenue for the six month periods ended June 30, 2008 and 2007.

Four vendors provided approximately 77% of the Company’s raw materials for the six months ended June 30, 2008 with each vendor individually accounting for approximately 35%, 21%, 11% and 10%. Four vendors provided approximately 70% of the Company’s dollar value of raw materials for the six months ended June 30, 2007 with each individually accounting for approximately 22%, 20%, 17% and 11%.

15. STOCKHOLDERS’ EQUITY

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

As a result of adopting SFAS No. 123R, the Company recognized $0 and $2,398 in share-based compensation expense for the six months ended June 30, 2008 and 2007. The Company recognized $0 and $1,197 in share-based compensation expenses for the three months ended June 30, 2008 and 2007.The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

Options

On May 10, 2006, the Company granted an unrelated party 50,000 stock options with 12,500 vesting on May 10, 2006 and with 12,500 vesting each quarter after May 10, 2006 until 50,000 will be all vested.  The option exercise price is $3.50. The fair value of the shares at the time of granting of the options was $3.00.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:
Risk-free interest rate	6.0%
Expected life of the options	0.75 years
Expected volatility	80%
Expected dividend yield	0

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	50,000	$3.50	$0.00
Granted
Forfeited
Exercised
Outstanding, December 31, 2007	50,000	$3.50	$0.00
Granted	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2008	50,000	$3.50	$0.00

Following is a summary of the status of options outstanding at June 30, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	50,000	2.875	$3.50	50,000	$3.50

Warrants

On July 5, 2007, the Company granted the private placement consultant 388,920 warrants that vested immediately.  The warrants exercise price is $2.70. The fair value of the shares at the time of granting of the warrants was $3.22.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.05%
Expected life of the options	5.00 years
Expected volatility	95%
Expected dividend yield	0

Following is a summary of the warrants activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	0	$0.00	$0.00
Granted	388,920	$2.70	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2007	388,920	$2.70	$0.00
Granted
Forfeited
Exercised
Outstanding, June 30, 2008	388,920	$2.70	$0.00

Following is a summary of the status of warrants outstanding at June 30, 2008

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$2.70	388,920	4.0	$2.70	388,920	$2.70

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of June 30, 2008 and December 31, 2007 amounted to $588,756 and $2,866,436, respectively.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount included in the statutory reserves as of June 30, 2008 and December 31, 2007 amounted to $294,378 and $1,433,217, respectively.

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

On July 2, 2007, Agritech Fertilizer Co., Ltd entered into a tenancy agreement with Ms Teng Xiao Rong (a director of the Company) to lease an office with a total floor area of 780 meter square for a term of 5 years from February 1, 2007 to February 1, 2012 at an annual rent of RMB 480,000 (equivalent to $68,083) effective from July 2, 2007.

As of June 30, 2008, we have approximately $79,000 in capital commitments for the purchase of organic granular compound fertilizer’s production facilities.

The Company incurred rent expense of $395,153 and $337,758 related to the above leases for the six month periods ended June 30, 2008 and 2007, respectively and $195,496 and $199,950 for the three month periods ended June 30, 2008 and 2007 respectively. The rent obligations for the next five years after June 30, 2008 are as follows:

Year 2008	432,587
Year 2009	783,388
Year 2010	769,062
Year 2011	747,786
Year 2012	671,997
Thereafter	779,453
$4,184,273

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of the Company’s Form 10-K originally filed with the SEC on March 28, 2008, as amended; and any statements or assumptions underlying any of the foregoing.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Except as otherwise indicated by the context, references in this Report to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries.  References to "Tailong" are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited, references to "Pacific Dragon" are references to Tailong’s 90% owned subsidiary, Pacific Dragon Fertilizers Co. Ltd., references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc., references to “Beijing Agritech” are to our wholly-owned indirect subsidiary, Agritech Fertilizer Co., Ltd. and references to Anhui Agritech are to our wholly-owned subsidiary, Anhui Agritech Development Co. Ltd. References to "China" or "PRC" are references to the People's Republic of China.  References to "RMB" are to Renminbi, the legal currency of China, and all references to "$" and dollar are to the U.S. dollar, the legal currency of the United States.

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

Our main products include “LvLingBao III,” “LvLingBao IV,” “Tailong I,” and “Green Vitality” and other customized, crop specific fertilizers that are tailored to our customers' specific requirements.  Our products promote photosynthesis, root system growth and transmission of nutrients to seeds; equilibrate absorption of nutrients and speed a plant's maturity; eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels; accelerate the accumulation of photosynthesis materials and cell concentration; increase reservation ability to resist drought, resistance and the utilization rate of basic fertility; and foster the development of plant life along with neutral or acidic pesticides. Our products can be applied on a widespread basis via spraying by machine or aircraft. Our products have been recognized for their quality and effectiveness by leading industry associations and have been certified by the PRC government at the national level, which is an endorsement of the effectiveness of the products in all regions of China.

China is the principal market for our products, which are primarily sold to farmers in several provinces in China: Heilongjiang, Hebei, Liaoning, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Guizhou, Hainan and Jiangsu. In 2008, we estimate that our annual production capacity will be approximately 13,000 metric tons of organic liquid compound fertilizers.

We believe that our brand reputation and ability to tailor our products to meet the requirements of various regions of China affords us a competitive advantage. We purchase the majority of our raw materials from suppliers located in China and use suppliers that are located in close proximity to our manufacturing facilities.

Overview of Second Fiscal Quarter of 2008

Sales during the second quarter of 2008 were approximately 42.83% higher than sales during the second quarter of 2007. The Company’s consolidated balance sheet as of June 30, 2008 included current assets of $60,618,385 and total assets of $66,249,676. The Company had no long-term debt during the second quarter of 2008 or at June 30, 2008.

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 and June 30, 2007.

The following table summarizes the results of our operations during the three-month periods ended June 30, 2008 and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the 2007 fiscal period to the 2008 fiscal period:

(All amounts, other than percentages, in millions of U.S. dollars)

	3 Month Period Ended 6/30/08	3 Month Period Ended 6/30/07	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)

Net Revenue	$14.093	$9.867	4.226	42.83
Cost of Revenue	(6.852)	(4.115)	2.737	66.51
Gross Profit	7.241	5.752	1.489	25.89
Selling Expenses	(1.226)	(0.791)	0.435	54.99
Operating and Administrative Expenses	(1.050)	(0.464)	0.586	126.29
Income From Operations	4.965	4.497	0.468	10.40
Other Income (Expenses)	(0.178)	0.002	(0.180)	(9.000)
Income Tax	(1.433)	(1.544)	(0.111)	(7.19)
Minority Interest	(0.430)	(0.321)	0.109	33.96
Foreign Currency Translation Gains	1.797	0.327	1.470	449.54
Net income	2.925	2.634	0.291	11.05

Net Revenue. Our net revenue is generated from sales of our fertilizer products. The increase in net revenue is mainly attributable to expansion of customers based in the newly established sales markets in the central and southern regions of China. In addition, the increase in sales for the three month period ended on June 30, 2008 also resulted from the delayed delivery of products in the first quarter of 2008 due to the extended cold weather in the northern region of China in the first quarter of 2008 which delayed use of our products by our customers in the first quarter, therefore leading to greater delivery in the second quarter of 2008.

Costs of Revenue. Our costs of revenue are primarily comprised of the cost of our raw materials, direct labor and manufacturing overhead expenses. Our cost of revenue increased period to period as a result of higher sales, but the percentages of the costs of revenue to total revenues increased to 48.6% from 41.7% for the three-month periods ended on June 30, 2008 and 2007, respectively. The higher cost of revenue as a percentage of sales was primarily a result of an increase in the prices of raw materials and packaging materials.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of goods sold. Gross profit as a percentage of net revenues was 51.3% for the three months ended June 30, 2008, as compared to 58.3% for the three months ended June 30, 2007. The decrease in gross profit as a percentage of revenues was mainly due to the increase in cost of raw materials and packing materials.

Selling Expenses. Our selling expenses consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation. The increase was primarily attributable to increase in sales representative compensation as a result of the salary increment and adjustment made to the commission basis. We also paid higher sales commissions in connection with higher sales of our products. Greater selling and marketing activities were also carried on in the three month period ending June 30, 2008 in the newly established sales markets in the central and southern regions of China, compared to three month period ended June 30, 2007, resulting in an increase in selling expenses. We have seen the cost of travel related to sales increase as a result of the new geographical expansion in Xinjiang region which did not exist for comparable periods in 2007. Finally, freight charges related to sales have increased as a result of the increase in fuel prices and sales volume compared to the three months ended June 30, 2007.

Operating and Administrative Expenses. Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Higher administrative expenses for the three month period ended June 30, 2008 were primarily attributable to legal and professional consulting fees such as SOX 404 and SEC maintenance and general legal advice for long term company planning. Higher salary expenses were also experienced from the addition of 3 newly recruited management members to our payroll. In the second quarter of 2008, we incurred additional general administrative costs mainly related to the newly established market (Xinjiang) and similar costs were not incurred in the second quarter of 2007. Finally, the administrative costs, such as factory rental expenses for the newly constructed organic granular compound fertilizer plant in Beijing also contributed to the increase in operating and administrative expenses.

Income From Operations. The increase in our income from operations from period to period was caused by the increased sales during the second quarter of 2008, which were partially offset by the increase in selling expenses, operating and administrative expenses and costs of revenue.

Other Income (Expenses). Other expenses mainly consisted of exchange loss. Increase in exchange loss resulted from the loss in exchange of the proceeds (in US dollars) derived from the common shares issued and sold in July 2007 into Chinese Yuan due to the weaker U.S. dollar relative to Chinese Yuan as of June 30, 2008.

Income taxes. Our Chinese subsidiaries are taxed at a rate of 25% of assessable profit. We paid less taxes for the three month period ended June 30, 2008 than the three month period ended June 30, 2007 due to the new corporate income tax law in the PRC, which revised the corporate tax rate that we pay from 33% to 25%.

Minority interest. Our financial statements reflect the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon. The increase in the minority interest adjustment is due to the increase in the net income of Pacific Dragon.

Foreign Currency Translation Gains. The increase in foreign currency translation gains can be attributed to a stronger RMB relative to US$ as of June 30, 2008 as compared to the same date in 2007.

Net Income. The increase in the net income was attributable to higher amount of sales achieved and lower taxes, which were partially offset by the increase in the selling and administrative expenses for the three month period ended June 30, 2008 as explained above.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007.

The following table summarizes the results of our operations during the six-month periods ended June 30, 2008 and June 30, 2007 and provides information regarding the dollar and percentage increase (or decrease) from the 2007 fiscal period to the 2008 fiscal period:

(All amounts, other than percentages, in millions of U.S. dollars)

	Six-Month Period Ended on June 30, 2008	Six-Month Period Ended On June 30, 2007	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)
Net Revenue	$21.410	$18.479	$2.931	15.86
Costs of Revenue	(10.533)	(8.216)	2.317	28.20
Gross Profit	10.877	10.263	0.614	5.98
Selling Expenses	(1.932)	(1.405)	0.527	37.51
Operating and Administrative Expenses	(1.924)	(1.012)	0.912	90.12
Income from Operations	7.021	7.846	(0.825)	(10.51)
Other income (Expenses)	(0.111)	0.030	(0.141)	(470.00)
Income Tax	(2.150)	(2.804)	(0.654)	(23.32)
Minority Interest	(0.645)	(0.552)	0.093	16.85
Foreign Currency Translation Gains	3.115	0.832	2.283	274.40
Net Income	4.115	4.519	(0.404)	(8.94)

Net Revenue. Our net revenue for the six months ended June 30, 2008 amounted to $21,409,652, which is approximately $2,931,000 or 15.86% more than that of the same period ended on June 30, 2007, where we had revenue of $18,478,632. The increase in the net revenue is mainly attributed to expansion of customers based in the newly established sales markets in the central and southern regions of China.

Cost of Revenue. Our cost of revenue was $10,532,674 for the six-month period ended June 30, 2008, an increase of approximately $2,317,000 or 28.2%, as compared to $8,216,104 for the six-month period ended June 30, 2007. The percentage of the cost of sales to the total revenues are 49.2% and 44.46% for the six-month periods ended on June 30, 2008 and 2007, respectively, an increase of approximately 4.74%. This change was primarily the result of the increase in the prices for raw materials and packaging materials.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of goods sold. Gross profit as a percentage of net revenues was 50.8% for the six months ended June 30, 2008, as compared to 55.5% for the six months ended June 30, 2007. The decrease in gross profit as a percentage of revenues was mainly due to the increase in cost of raw materials and packaging materials.

Selling Expenses. Our selling expenses were $1,932,203 for the six-month period ended June 30, 2008, as compared to $1,404,786 for the same period ended June 30, 2007, an increase of approximately $527,000 or 37.51%, due to the increase in sales representative compensation as a result of the salary increment and adjustment made to the commission basis. Higher sales commission incurred because of higher sales also contributed to the higher selling expenses. Greater selling and marketing activities were also carried on in the six month period ending June 30, 2008 in the newly established sales markets in the central and southern regions of China, compared to six month period ended June 30, 2007, resulting in an increase in selling expenses. We have seen the cost of travel related to sales increase as a result of our geographical expansion into the Chongqing and Xinjiang regions. Finally, freight charges related to sales have increased as a result of the increase in fuel prices and sales volume compared to the six month period ended June 30, 2007.

Operating and Administrative Expenses. Our general and administrative expenses were $1,923,891 for the six-month period ended June 30, 2008, as compared to $1,012,157 for the same period ended June 30, 2007, an increase of approximately $912,000 or 90.12%, primarily due to legal and professional consulting fees such as SOX 404 and SEC maintenance and general legal advice for long term company planning. Higher salary expenses were also experienced from the addition of 3 newly recruited management members to our payroll. We have incurred additional general administrative costs mainly related to the newly established sales markets (Xinjiang and Chongqing) and similar costs were not incurred prior to March and July of 2007 for Chongqing and Xinjiang respectively. Finally, the administrative cost such as factory rental expenses for the newly constructed organic granular compound fertilizer plant in Beijing has also contributed to the increase in operating and administrative expenses.

Income From Operations. Income from operations was $7,020,884 for the six-month period ended June 30, 2008, as compared to $7,845,585 for the same period ended June 30, 2007, a decrease of approximately $825,000 or 10.51%. This decrease was primarily attributable to the increase in sales for the six months period ended June 30, 2008, which were partially offset by the increase in selling expenses, operating and administrative expenses and costs of revenue.

Other Income (Expenses). Interest income was $63,896 for the six-month period ended June 30, 2008, as compared to $31,881 for the same period ended June 30, 2007. The increase in interest income was due to an increase in cash on deposit with our bank derived from the proceeds of common shares issued and sold in July 2007. Other expenses mainly consisted of exchange loss. The increase in exchange loss resulted from the loss in exchange of the proceeds (in US dollar) derived from the common shares issued and sold in July 2007 into Chinese Yuan due to the weaker U.S. dollar relative to Chinese Yuan as of June 30, 2008.

Income taxes. We incurred income taxes of $2,149,994 for the six-month period ended on June 30, 2008. This is a decrease of approximately $654,000 or 23.32% from the taxes we incurred for the same period in 2007, which were $2,804,192. We paid less taxes in the six months ended June 30, 2008 due to the new corporate income tax law in the PRC, which revised the corporate tax rate that we pay from 33% to 25%.

Minority interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $644,998 and $552,077 for the six-month periods ended June 30, 2008 and 2007, respectively, reflecting the minority interest held by Yinlong Industrial Co. Ltd. in our subsidiary Pacific Dragon. The increase in the minority interest adjustment is due to an increase in the net income of Pacific Dragon.

Foreign Currency Translation Gains. We had a foreign currency translation gain of $3,115,178 for the six-month period ended June 30, 2008 as compared to $831,773 for the six-month period ended June 30, 2007. This increase is a result of a $2,283,405 increase in the foreign currency translation gain for the six-month period ended June 30, 2008 from $831,773 for the six-month period ended June 30, 2007.

Net Income. We earned net income of $4,114,949 for the six-month period ended June 30, 2008. This is a decrease of approximately $404,000 or 8.94% from our net income during the same period ended June 30, 2007 of $4,519,271 mainly due to higher selling expenses and general and administrative expenses as explained above.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $7,388,358 and restricted cash of $0. Our current assets were $60,618,385 and our current liabilities were $3,772,180 as of June 30, 2008, which results in a current ratio of approximately 16 times. Our total stockholders’ equity as of June 30, 2008 was $58,114,112. We had no bank loans or other interest bearing borrowings as of June 30, 2008. We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of June 30, 2008, we have approximately $79,000 in capital commitments for the purchase of organic granular compound fertilizer production facilities.

Cash Flows (in thousands of U.S. Dollars)
	Six Months Ended June 30,
	2008	2007
Net cash used in operating activities	(5,663,337)	(826,672)
Net cash provided by (used in) investing activities	(2,157,367)	(1,071,927)
Net cash provided by financing activities	-	-
Net decrease in cash	(7,832,120)	(1,898,599)

On July 5, 2007, we raised a total of approximately $15,000,000 from the sale of 5,556,000 shares of our common stock through a private placement transaction. In accordance with the terms of the private placement, $2,000,000 of the proceeds from the private placement transactions were kept in a trust account and will be released when we hire a new CFO and modify our board of directors in accordance with the terms of the private placement documents. As of June 30, 2008, all $2,000,000 remained in escrow.

Operating Activities:

Net cash used in operating activities was $5.67 million for the six-month period ended June 30, 2008, which was an increase of $4.84 million from the $0.83 million net cash used in operating activities for the same period in 2007. The increase was attributable to lower net income for the six month period ended June 30, 2008 compared to the same period in 2007. In addition, greater advances to suppliers for raw materials for our newly constructed organic granular compound fertilizer’s production facilities also contributed to the increase in net cash used in operating activities. Expansion of our central and southern region customers base has increased the overall accounts receivable as the Company’s average credit terms given ranged from 6 to 12 months, hence this has also contributed to the increase in net cash used in operating activities.

Investing Activities:

Our main uses of cash for investing activities were payments for the acquisition of property, plant, equipment and construction in progress for the plant, equipment and investments related to Anhui Agritech and Beijing Agritech. Net cash used in investing activities in the six-month period ended June 30, 2008 was $2,157,367, which is an increase of approximately $1 million from net cash used for investing activities of $1.07 million in the same period of 2007. The increase was due to the construction of organic granular compound fertilizer production facilities.

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

•
Foreign currency translation. We use U.S. dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, we translate the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as a component of comprehensive income. The functional currency of our Company is Chinese Renminbi. Until July 21, 2005, RMB had been pegged to the U.S. dollar at the rate of RMB 8.28:$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to U.S. dollars was adjusted to RMB 8.11:$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as U.S. dollar traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of U.S. dollars against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions require submitting a payment application form together with invoices, shipping documents and signed contracts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We may experience seasonal variations in our future revenues and our operating costs due to seasonality, but we do not believe that these variations will be material. However, demand for our organic liquid compound fertilizer products fluctuates significantly with weather conditions, which may delay the application of the fertilizer or render it unnecessary thereby reducing demand for our products.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer Yu Chang, and Lijun Peng, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, Messrs. Chang and Ping concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2007, our management concluded that there were several significant deficiencies, that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements.

As we have disclosed in our prior SEC filings, we conduct all of our operations through our Chinese operating subsidiaries. At the time of the reverse merger transaction whereby our operating subsidiaries became part of a US public company, these Chinese companies did not have in place the financial controls and procedures required to comply with U.S. financial reporting standards. As a public company, we have implemented and continue to implement remediation plan measures with respect to our internal controls over financial reporting during the year ended December 31, 2007 and through the current date.

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

Remediation Plan  We conducted a survey and sought an opinion from each department on their current ethics and job function segregation procedures to gather sufficient information for preparing a formal employee code of conduct and ethics (the “Code”) and job function segregation plan. We held a training session for every employee on the Code and intend to have the Code reviewed and revised annually. We also reviewed the job description for each position to ensure no overlapping of roles and responsibilities. Based on the results of the review, the management revised the job description for each position when necessary and has located sufficient personnel to fill any vacant position.

2.  Issue. There is lack of formal training program for the finance, administration and logistics departments, and the Company is focusing training solely on sales and technical departments.

Remediation Plan. Our Human Resources department developed an annual training program for each department so that each member of our staff will receive continuing and systematic training. We focused the training of each department based on such department’s functions. After each training, we conducted an assessment to assess the effectiveness of the training.

3. Issue. The current staff in the accounting department is relatively new and inexperienced, and needs substantial training due to staff turnover and the higher demands of keeping accounting records in compliance with U.S. GAAP. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the consolidation of subsidiary financial statements, are inadequate. Additionally, there is lack of financial analysis being done on financial statements. Currently, we are only performing the financial analysis on the cash flow statement between budgeted and actual results.

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

As we have disclosed in our prior SEC filings in 2007, we have hired a new Vice President of Finance and we intend to continue to hire other professionals with substantial accounting experience to supplement our accounting department.

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

It has also come to our attention that since the Company does not have any Independent Directors, an Audit Committee or a Compensation/Remuneration Committee, it would be a best practice to implement such committees and to hire Independent Directors. We are still obtaining candidates’ curriculum vitae for potential candidates and are currently reviewing possible directors. As of June 30, we have interviewed 2 potential candidates and expect to complete the recruitment process by end of August, 2008.

Changes in Internal Controls over Financial Reporting.

During the second quarter ended June 30, 2008, other than the remediation plan efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the second fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATED: August 8, 2008

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