Form 10-Q
period 2008-09-30
CHINA AGRITECH INC
filed 2008-11-07
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,699,615

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$5,265,474	$11,841,221
Restricted cash	2,000,000	2,011,415
Accounts receivable, net of allowance for doubtful accounts of $248,881 and $227,981 at September 30, 2008 and December 31, 2007 respectively	44,930,728	22,695,039
Inventories	9,654,932	3,508,741
Advances to suppliers	4,348,443	12,343,255
Prepayments and other receivables	1,983,648	1,242,692

Total Current Assets	68,183,225	53,642,364

Property and equipment, net	4,627,915	3,798,958

Construction in progress	877,800	-

Total Assets	$73,688,940	$57,441,322

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities
Accounts payable	$3,297,290	$41,146
Accrued expenses and other payables	1,571,938	1,047,721
Amount due to related parties	-	352,505
Taxes payable	2,365,178	1,650,243

Total Current Liabilities	7,234,406	3,091,614

Minority Interest	4,719,389	3,465,724

Commitments	-	-

Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000 shares authorized,
24,699,615 shares issued and outstanding as of September 30,2008 and December 31,2007	24,700	24,700

Additional paid in capital	26,135,913	26,135,914
Statutory reserve	5,644,918	4,299,653
Accumulated other comprehensive income	5,851,996	2,578,107
Retained earnings	24,077,618	17,845,610

Total Stockholders' Equity	61,735,145	50,883,984

Total Liabilities and Stockholders' Equity	$73,688,940	$57,441,322

The accompanying notes are an integral part of these Condensed Interim Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS PERIODS ENDED SEPTEMBER 30,		NINE MONTHS PERIODS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Net sales	$16,674,095	$11,595,798	$38,083,747	$30,074,430
Cost of sales	(9,896,393)	(5,415,761)	(20,429,067)	(13,631,864)
Gross profit	6,777,702	6,180,037	17,654,680	16,442,566
Operating expenses
Selling expenses	(1,084,382)	(824,695)	(3,016,586)	(2,229,480)
General and administrative expenses	(779,840)	(736,424)	(2,703,731)	(1,748,581)
Total operating expenses	(1,864,222)	(1,561,118)	(5,720,317)	(3,978,061)
Income from operations	4,913,480	4,618,919	11,934,363	12,464,505
Other income (expense)	43,452	(50,296)	(28,870)	(54,621)
Interest income	22,006	3,467	85,902	37,763
Exchange gain (loss)	54,955	(32,680)	(47,562)	(32,696)
Total other income (expense)	120,413	(79,509)	9,470	(49,554)
Income before income taxes and minority interest	5,033,893	4,539,410	11,943,833	12,414,951
Provision for income taxes	(1,225,991)	(1,648,340)	(3,375,985)	(4,452,532)
Income before minority interests	3,807,902	2,891,070	8,567,848	7,962,419
Minority interests	(345,579)	(333,392)	(990,577)	(885,469)
Net income	3,462,323	2,557,678	7,577,271	7,076,950
Other comprehensive income
Foreign currency translation adjustment	158,711	522,622	3,273,889	1,354,428
Comprehensive income	$3,621,034	$3,080,333	$10,851,160	$8,431,378
Basic and diluted weighted average shares outstanding	24,699,615	24,397,658	24,699,615	20,914,208
Basic and diluted net earnings per share	$0.14	$0.10	$0.31	$0.34

The accompanying notes are an integral part of these Condensed Interim Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	SEPTEMBER 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,577,272	$7,076,949
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	-	51,484
Minority interest	990,578	885,469
Depreciation and amortization	470,198	259,542
(Increase) decrease in current assets:
Accounts receivable	(22,235,689)	(17,070,111)
Inventories	(6,146,191)	(4,033,019)
Advances to suppliers	7,994,813	7,717,799
Prepayments and other receivable	(740,955)	(89,244)
Due from shareholders		22,507
Increase (decrease) in current liabilities:
Accounts payable	3,256,144	(157,478)
Taxes payable	714,935	1,096,563
Accrued expenses and other payables	171,714	1,050,860
Net cash used in operating activities	(7,947,183)	(3,188,679)

Cash flows from investing activities:
Acquisition of property & equipment	(1,299,156)	(1,459,705)
Construction in progress	(877,800)	(3,009)
Restricted cash	11,415
Net cash used in investing activities	(2,165,541)	(1,462,714)

Cash flows from financing activities:
Amount held in escrow account	-	(2,000,000)
Issuance of shares for cash	-	13,484,478
Net cash provided by financing activities	-	11,484,478

Net (decrease)/increase in cash and cash equivalents	(10,112,724)	6,833,085

Effect of exchange rate change on cash and cash equivalents	3,536,977	428,879

Cash and cash equivalents, beginning of year	11,841,221	6,430,009

Cash and cash equivalents, end of year	$5,265,474	$13,691,973

Supplement disclosure of cash flow information:
Income taxes paid	$3,362,504	$3,595,008

Noncash Investment and Financing Activity:
Offset of amounts due to/from stockholders	$330,032	$-

The accompanying notes are an integral part of these Condensed Interim Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Agritech (the "Company" or “we”) is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers and related agricultural products. Our business operations are primarily conducted through our direct and indirect subsidiaries, primarily Anhui Agritech Agriculture Development Limited (“Anhui Agritech”), Beijing Agritech Fertilizer Ltd., China Tailong Holdings Company Limited ("Tailong") and Tailong’s subsidiary, Pacific Dragon Fertilizers Co. Ltd. ("Pacific Dragon"). Our revenues are derived primarily from the sale of our organic liquid compound fertilizers and related agricultural products to our customers.

We became a public company in the U.S. by entering into a transaction with an existing U.S. public company pursuant to the Reorganization Agreement (defined below) effective February 3, 2005. The Company that is now China Agritech, Inc. was originally incorporated on January 5, 1925, under the laws of the State of Nevada as Argyle Mining Company. The Company changed its name to Argyle Corporation in January 1960, Basic Empire in November 1963, Basic Empire Corp in December 1976 and finally to China Agritech, Inc. in May 2005. On August 10, 2004, the Company changed its corporate domicile from Nevada to Delaware. Throughout its existence the Company has changed its business model several times, and conducted no substantive business from 1986 until February 2005, when the Company closed the transaction pursuant to the Reorganization Agreement.

On December 25, 2004, the Company, Tailong, and the stockholders of Tailong (the "Tailong Stockholders") entered into the Agreement and Plan of Reorganization ("Reorganization Agreement"), as amended and such reorganization became effective on February 3, 2005. The Reorganization Agreement provided for the acquisition by the Company from the Tailong Stockholders of all of the issued and outstanding Tailong shares in exchange for 10,606,158 shares of newly issued restricted common stock of the Company, whereby the Tailong Stockholders obtained control of the Company and in this connection, Tailong became a wholly-owned subsidiary of the Company.

As a result of the acquisition of Tailong, the Company took on the business of our operating subsidiaries and became a fertilizer manufacturer and conducted its operations in the People's Republic of China (the "PRC") through its wholly-owned subsidiary, Tailong and Tailong's 90% owned subsidiary, Pacific Dragon.

Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducts Tailong's only business operations. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to that of a limited liability company organized under state laws in the United States.

As discussed above, prior to the acquisition of Tailong, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization. Transaction costs incurred in the reverse acquisition have been charged to expense. On April 21, 2005, the Company filed a Schedule 14C - Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, giving notice that the Company had received written consents in lieu of a meeting from the holders of a majority of the Company's issued and outstanding common stock of a proposal to amend and restate the Company's Certificate of Incorporation (the "Restated Certificate") to effect, among other things, a forward stock split whereby each share of issued and outstanding common stock was converted into 1.14 shares of the Company's common stock. On May 12, 2005, the stock split was effected when the Company filed the Restated Certificate with the Secretary of State of the State of Delaware. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

On June 29, 2006, the Company established a wholly owned subsidiary, Anhui Agritech. Anhui Agritech engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers.

On November 1, 2006, the Company and the stockholders of CAI Investment, Inc (the “CAI stockholders”) entered into an equity transfer agreement. The CAI stockholders transferred 100% equity interest in CAI Investment, Inc. (“CAI”) to the Company in exchange for $1,000.

Prior to the equity transfer, CAI established a wholly owned subsidiary, Agritech Fertilizer Limited (“Agritech Fertilizer”). Agritech Fertilizer engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Condensed Interim Financial Statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), provided that, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), the accompanying condensed interim financial statements are unaudited and may not include all information and footnotes necessary for a complete presentation of financial statements in conformity with U.S. GAAP in the opinion of our auditors and, accordingly, these Condensed Interim Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 28, 2008. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed interim financial statements have been included. The results reported in these Condensed Interim Financial Statements are not necessarily indicative of the results that may be reported for the entire year.

Unless otherwise noted, all references to "$" and dollar are to the United States dollar, the legal currency of the United States.

a.   Principles of consolidation

The accompanying Condensed Interim Financial Statements include the accounts of the Company (which includes our direct and indirect subsidiaries). All significant inter-company accounts and transactions have been eliminated in consolidation.

b.   Use of estimates

The preparation of these Condensed Interim Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates. This basis of accounting differs in certain respects from that used for the preparation of the books of account of the Company’s subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC and Hong Kong, the place of their domicile. The accompanying Condensed Interim Financial Statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with U.S. GAAP.

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

f.   Advances to suppliers

The Company provides advances to certain vendors for purchase of its material.

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

i.   Impairment

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended September 30, 2008 and year ended December 31, 2007.

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

The Company's revenue consists of the invoiced value of goods, net of a value-added tax (“VAT”).

k.   Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended September 30, 2008 and 2007 were $208,814 and $111,619, respectively. Advertising costs for the nine months ended September 30, 2008 and 2007 were $513,424 and $303,393, respectively.

l. Shipping and Handling

The Company classifies shipping cost under selling expenses. Shipping costs for the three months ended September 30, 2008 and 2007 were $201,801 and $151,861, respectively. Shipping costs for the nine months ended September 30, 2008 and 2007 were $564,114 and $405,877, respectively

m.   Income taxes

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

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company’s net income. The Company does not have any significant deferred tax assets or liabilities in the PRC tax jurisdiction.

When tax returns are filed, it is most likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that the Company believes is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

n.   Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” According to SFAS No. 52, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

o.   Fair values of financial instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payables, taxes payable, and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and to the interest rates on the borrowings approximating those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

p.   Earning per share (EPS)

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings per share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

q.   Segment reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS No. 131 has no effect on the Company's Condensed Interim Financial Statements as the Company operates in one reportable business segment.

r.   Statement of cash flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheets.

s.   Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its Condensed Interim Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Condensed Interim Financial Statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on the Condensed Interim Financial Statements.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its Condensed Interim Financial Statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS No. 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its Condensed Interim Financial Statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is evaluating the impact that this statement will have on its Condensed Interim Financial Statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 163 will not have a material impact on the Company’s Condensed Interim Financial Statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years and interim periods beginning after November 15, 2008. We expect to adopt FSP No. FAS 157-2 as of January 1, 2009, and we are currently assessing the impact of applying SFAS No. 157 to non-financial assets and non-financial liabilities on our results of operations, cash flows and financial position.

As a result of the recent credit crisis, on October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active. The FSP addresses how management should consider measuring fair value when relevant observable data does not exist. The FSP also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Adoption of this standard had no effect on our results of operations, cash flows or financial position.

3. RESTRICTED CASH

On July 5, 2007, the Company issued and sold 5,556,000 shares of our Company’s common stock for $2.70 per share for a purchase price, in the aggregate, of $15,001,200. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and $2,000,000 was deposited in an escrow account. The balances held in escrow were $2,000,000 as of September 30, 2008 and December 31, 2007.

Included in the balance of December 31, 2007, there was an amount of $11,415 held for the settlement of outstanding share transfer agent fee.

4. INVENTORIES

Inventories consist of the following as of September 30, 2008 and December 31, 2007:

	September 30	December 31
	2008	2007

Raw Materials	$7,817,767	$2,579,210
Packing Materials	367,290	37,645
Finished goods	1,469,875	891,886

	$9,654,932	$3,508,741

5. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables primarily include prepaid rent, prepaid advertising and advanced travel expenses to employees.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2008 and December 31, 2007:

	September 30	December 31
	2008	2007

Manufacturing machinery	$4,722,378	$3,750,525
Leasehold improvement	438,173	165,905
Office equipment	209,192	210,998
Motor vehicles	617,503	565,310

	5,987,246	4,692,738
Less: Accumulated Depreciation	(1,359,331)	(893,780)
	$4,627,915	$3,798,958

Depreciation and amortization expense for the three months ended September 30, 2008 and September 30, 2007 was $145,165 and $92,550, respectively. Depreciation and amortization expense for the nine months ended September 30, 2008 and 2007 was $470,198 and $259,542, respectively.

7. CONSTRUCTION IN PROGRESS

The construction in progress consists of property and equipment for the organic granular compound fertilizer plants in Haerbin.

8. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of September 30, 2008 and December 31, 2007:

	September 30	December 31
	2008	2007

Accrued commission payable	$1,293,626	$818,671
Other accrued expense	221,858	103,495
Other payables	56,454	125,555

	$1,571,938	$1,047,721

9. AMOUNTS DUE TO RELATED PARTIES

The amounts due to related parties represented advances from the Company’s officers and shareholders, and were unsecured, non-interest bearing and due on demand.

10. TAXES PAYABLE

Taxes payable consist of the following as of September 30, 2008 and December 31, 2007:

	September 30	December 31
	2008	2007

Income tax payable	$1,227,380	$1,069,936
VAT tax payable	1,132,724	576,911
Others	5,074	3,396

	$2,365,178	$1,650,243

11. INCOME TAXES

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 25% and 33% (30% state income taxes plus 3% local income taxes) for the periods ended September 30, 2008 and 2007, respectively, on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. The provision for income taxes for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three month periods ended September 30,		Nine month periods ended September 30,
	2008	2007	2008	2007

Provision for China income and local tax	$1,225,991	$1,648,340	$3,375,985	$4,452,532
Deferred taxes for China	-	-	-	-
Provision for U.S. income and local tax	-	-	-	-
Total provision for income taxes	$1,225,991	$1,648,340	$3,375,985	$4,452,532

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate at September 30, 2008 and 2007 respectively;

	2008	2007

Tax at statutory rate	25%	33%
Foreign tax rate difference	(1)%	(1)%
Net operating loss in other tax jurisdiction for where no benefit is realized	4%	4%
	28%	36%

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DEs and FIEs. The two years tax exemption three years 50% tax reduction tax holiday for production-oriental FIE will be eliminated.

12. MINORITY INTEREST

Represents the 10% interest of our minority shareholder, Yinlong Industrial Co., Ltd., a related party of the Company, in Pacific Dragon.

13. STOCKHOLDERS’ EQUITY

On July 5, 2007, the Company issued and sold 5,556,000 shares of its common stock for $2.70 per share for a purchase price, in the aggregate, of $15,001,200. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. See Note 3 for more information.

14. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

15. MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounted for more than 10% of the total net revenue for the nine month periods ended September 30, 2008 and 2007.

Four vendors provided approximately 70% of the Company’s raw materials for the nine months ended September 30, 2008, with each vendor individually accounting for approximately 43%, 12%, 8% and 7%. Four vendors provided approximately 80% of the Company’s dollar value of raw materials for the nine months ended September 30, 2007, with each individually accounting for approximately 29%, 20%, 19% and 12%.

16. STOCK OPTIONS AND WARRANTS

The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees,” and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

As a result of adopting SFAS No. 123R, the Company recognized $0 and $2,398 in share-based compensation expense for the nine months ended September 30, 2008 and 2007. The Company recognized $0 and $1,197 in share-based compensation expenses for the three months ended September 30, 2008 and 2007. There was no impact of this share-based compensation expense on the Company's basic and diluted earnings per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

Options

On May 10, 2006, the Company granted an unrelated party an option to purchase 50,000 shares of its common stock with 12,500 vesting on May 10, 2006 and with 12,500 vesting each quarter after May 10, 2006 until the full 50,000 is vested.  The option exercise price is $3.50 per share. The fair value of the shares at the time of granting of the options was $3.00 per share.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	0.75 years
Expected volatility	80%
Expected dividend yield	0

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	50,000	$3.50	$0.00
Granted
Forfeited
Exercised
Outstanding, December 31, 2007	50,000	$3.50	$0.00
Granted	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2008	50,000	$3.50	$0.00

Following is a summary of the status of options outstanding at September 30, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	50,000	2.625	$3.50	50,000	$3.50

Warrants

In connection with a private placement which occurred on July 5, 2007, the Company granted the private placement consultant warrants to purchase 388,920 shares of its common stock. The warrants vested immediately. The exercise price of the warrants is $2.70 per share. The fair value of the warrants at the time of granting of the warrants was $3.22 per share.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.05%
Expected life of the options	5.00 years
Expected volatility	95%
Expected dividend yield	0

Following is a summary of the warrants activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	0	$0.00	$0.00

Granted	388,920	$2.70	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2007	388,920	$2.70	$0.00
Granted
Forfeited
Exercised
Outstanding, September 30, 2008	388,920	$2.70	$0.00

Following is a summary of the status of warrants outstanding at September 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$2.70	388,920	3.75	$2.70	388,920	$2.70

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

iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund," which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of September 30, 2008 and December 31, 2007 amounted to $3,763,279 and $2,866,436, respectively.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount included in the statutory reserves as of September 30, 2008 and December 31, 2007 amounted to $1,881,639 and $1,433,217, respectively.

18. RELATED PARTY TRANSACTIONS AND COMMITMENTS AND LEASES

On January 6, 2005, our subsidiary Pacific Dragon entered into a license agreement with Mr. Yu Chang, our Chairman, Chief Executive Officer and President. Under this license agreement, Mr. Chang granted an exclusive license to Pacific Dragon for the use of know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. On December 3, 2005, Mr. Chang and Pacific Dragon entered into another license agreement pursuant to which the term of the license was extended to a permanent license. In accordance with the Securities Purchase Agreement, dated June 29, 2007, among the Company, Mr. Chang, and the investors named therein, an additional license agreement was entered into for the know-how mentioned above between Mr. Chang and Pacific Dragon Fertilizers Co. Ltd. (a subsidiary of the Company), confirming that the license has been extended until December 31, 2011.

The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with a related party, Yinlong Industrial Co. Ltd. ("Yinlong"), the joint venturer holding a 10% equity interest in Pacific Dragon, to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB 1,200,000 (equivalent to $144,578). The tenancy agreement was revised by increasing the annual rent to RMB 3,600,000 (equivalent to $442,800) effective from July 1, 2005. Yinlong is owned and controlled by Mr. Yu Chang and Ms. Xiaorong Tang, who are directors of the Company.

On July 2, 2007, Agritech Fertilizer Co., Ltd entered into a tenancy agreement with Ms Teng Xiao Rong (a director of the Company) to lease an office with a total floor area of 780 meter square for a term of 5 years from February 1, 2007 to February 1, 2012 at an annual rent of RMB 480,000 (equivalent to approximately $68,800) effective from July 2, 2007.

As of September 30, 2008, we have approximately $77,000 in capital commitments for the purchase of organic granular compound fertilizer’s production facilities.

The Company incurred rent expense of $607,279 and $518,296 related to the above leases for the nine month periods ended September 30, 2008 and 2007, respectively, and $212,127 and $180,538 for the three month periods ended September 30, 2008 and 2007, respectively. The rent obligations for the next five years after September 30, 2008 are as follows:

Year 2008	215,714
Year 2009	848,670
Year 2010	847,953
Year 2011	830,032
Year 2012	685,181
Thereafter	788,057
$4,215,607

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements and information relating to China Agritech, Inc., that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among others: a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission (“SEC”) regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future. Important factors that may cause actual results to differ from those projected include the risk factors specified above. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) expressly states that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered as an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, originally filed with the SEC on March 28, 2008, as amended; and any statements or assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Except as otherwise indicated by the context, references in this Report to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries. References to "Tailong" are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited; references to "Pacific Dragon" are references to Tailong’s 90% owned subsidiary, Pacific Dragon Fertilizers Co. Ltd.; references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc.; references to “Beijing Agritech” are to our wholly-owned indirect subsidiary, Beijing Agritech Fertilizer Ltd.; and references to Anhui Agritech are to our wholly-owned subsidiary, Anhui Agritech Development Co. Ltd. References to "China" or "PRC" are references to the People's Republic of China. References to "RMB" are to Renminbi, the legal currency of China, and all references to "$" and dollar are to the United States dollar, the legal currency of the United States.

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

China is the principal market for our products, which are primarily sold to farmers in the Heilongjiang, Hebei, Liaoning, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Guizhou, Hainan and Jiangsu provinces in China. Presently, the annual production capacity of organic liquid compound fertilizers is approximately 13,000 metric tons.

We believe that our brand reputation and ability to tailor our products to meet the requirements of various regions of China affords us a competitive advantage. We purchase the majority of our raw materials from suppliers located in China and use suppliers that are located in close proximity to our manufacturing facilities.

Overview

Sales during the third quarter of 2008 were approximately 43.8% higher than sales during the third quarter of 2007. The Company’s consolidated balance sheet as of September 30, 2008 included current assets of $68,183,225 and total assets of $73,688,940. The Company had no long-term debt at September 30, 2008.

We have made progress in expanding our operations through our recently formed Anhui Agritech and Beijing Agritech operating subsidiaries. Anhui Agritech operates our recently constructed facility in the Anhui province and began operations in the first quarter of 2007. It manufactures and sells our fertilizer products to customers in the Anhui, Hubei and Henan provinces of China. Beijing Agritech supervises our Beijing operations, which serve as a research and development center and as our primary syrup production center and converting factory (the syrup is used as a base for mixing our fertilizer products). Our Beijing Agritech operations commenced business in September 2006. Our annual production capacity in 2007 was approximately 13,000 metric tons of organic liquid compound fertilizers. We expect that the integration of our Anhui Agritech and Beijing Agritech operating subsidiaries which continued in the third quarter of 2008 will contribute to our financial results during the final quarter of the 2008 fiscal year. Also, in the third quarter, we completed developing our granular plant in Beijing with 100,000 MT production capacity.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises and became effective on January 1, 2008. Because of the new corporate income tax law, the income tax rate for our PRC subsidiaries was subject to a change. However, there was not and we do not anticipate any material adverse effect on our financial condition, results of operations or cash flows as a result of any such change. The change in the corporate income tax law acted to lower our tax expense (as a percentage of new revenues) and caused improved earnings in the third quarter of 2008.

On October 22, 2008, Mr. Yau-Sing Tang was appointed as the Chief Financial Officer of the Company. Mr. Tang, age 46, was most recently chief financial officer of Carpenter Tan Holdings Ltd., a retail chain in Mainland China which is applying to be listed on the Hong Kong Stock Exchange. Prior to that, he was the founder and managing director of GC Alliance Limited, a CPA firm in Hong Kong. From April 2003 to December 2005, he was executive director and chief financial officer of China Cable and Communication, Inc., which was listed on the OTC Bulletin Board. Mr. Tang received his Bachelor of Social Sciences (Honors) degree from the University of Hong Kong. He is a fellow of the Association of Chartered Certified Accountants in the U.K. and the Hong Kong Institute of Certified Public Accountants. He is also a member of the Institute of Chartered Accountants in England and Wales and the Taxation Institute of Hong Kong

Mr. Gene Michael Bennett, Professor Lun Zhang Dai and Mr. Hai Lin Zhang were appointed as members of the Board of Directors on October 22, 2008, and Mr. Tao Liang, one of our former directors resigned from the Board of Directors. Mr. Bennett, Professor Dai and Mr. Zhang will all be members of the newly formed audit, compensation and nominating and governance committees. Mr. Bennett has been selected as chair of the audit committee, Professor Dai will serve as chair of the compensation committee, and Mr.Zhang will serve as chair of the nominating and governance committee.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and September 30, 2007.

The following table summarizes the results of our operations during the three-month periods ended September 30, 2008 and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the 2007 fiscal period to the 2008 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended 9/30/08	Three Months Ended 9/30/07	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)

Net Revenue	16,674	11,596	5,078	43.8
Cost of Revenue	(9,896)	(5,416)	4,480	82.7
Gross Profit	6,778	6,180	598	9.7
Selling Expenses	(1,084)	(825)	259	31.4
Operating and Administrative Expenses	(780)	(736)	44	5.9
Income From Operations	4,913	4,619	294	6.4
Other Income (Expenses)	120	(79)	199	251.9
Income Tax	(1,226)	(1,648)	(422)	(25.6)
Minority Interest	(346)	(333)	13	3.9
Foreign Currency Translation Gains	159	523	(364)	(69.6)
Net income	3,462	2,558	904	35.3

Net Revenue. Our net revenue for the three months ended September 30, 2008 amounted to $16.7 million, which is approximately $5.1 million or 43.8% more than that of the same period ended on September 30, 2007, when we had revenue of $11.6 million. Our net revenue is generated from sales of our organic liquid and granular fertilizer products. The increase in net revenue is mainly attributable to expansion of customers based in the newly established sales markets in the central and southern regions of China. Sales of newly launched organic granular compound fertilizers in third quarter also contributed to the increase in sales.

Costs of Revenue. Our cost of revenue was $9.9 million for the three-month period ended September 30, 2008, an increase of approximately $4.5 million or 82.7%, as compared to $5.4 million for the three-month period ended September 30, 2007. Our costs of revenue are primarily comprised of the cost of our raw materials, direct labor and manufacturing overhead expenses. Our cost of revenue increased period to period as a result of higher sales, but the percentages of the costs of revenue to total revenues increased to 59.4% from 46.7% for the three-month periods ended September 30, 2008 and 2007, respectively. The higher cost of revenue as a percentage of sales was primarily due to the change in product mix as a result of sales of organic granular compound fertilizer which has a higher cost of sales to revenue as compared to organic liquid compound fertilizer. In addition, increases in the prices of raw materials and packaging materials also contributed to the rise in cost of revenue.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of goods sold. Our gross profit was $6.8 million for the three-month period ended September 30, 2008, an increase of approximately $0.6 million or 9.7%, as compared to $6.2 million for the three-month period ended September 30, 2007. Gross profit as a percentage of net revenues was 40.6% for the three months ended September 30, 2008, as compared to 53.3% for the three months ended September 30, 2007. The decrease in gross profit as a percentage of revenues was mainly due to voluminous sales of newly launched organic granular compound fertilizer which has a lower gross profit margin. Increases in the costs of raw materials and packing materials also contributed to the lower gross profit achieved.

Selling Expenses. Our selling expenses consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation. Our selling expenses were $1.1 million for the three-month period ended September 30, 2008, as compared to $0.8 million for the same period ended September 30, 2007, an increase of approximately $0.3 million or 31.4%. The increase was primarily attributable to an increase in sales representative compensation as a result of salary increases and adjustments made to the commission basis. We also paid more in sales commissions because we sold more of our products. Freight charges related to sales have increased as a result of the increase in fuel prices and sales volume both from liquid and granular fertilizer compared to the three months ended September 30, 2007.

Operating and Administrative Expenses. Our general and administrative expenses were $0.8 million for the three-month period ended September 30, 2008, as compared to $0.7 million for the same period ended September 30, 2007, an increase of less than $0.1 million or 14.3%. Our operating and administrative expenses consist primarily of rental expenses, salaries, business development, depreciation and travel expenses, and legal and professional expenses. Higher administrative expenses for the three month period ended September 30, 2008, were primarily attributable to administrative cost such as factory rental expenses for the newly constructed organic granular compound fertilizer plant in Beijing and an addition of two new management members to our payroll was also a factor in the increase in operating and administrative expenses.

Income From Operations. Income from operations was $4.9 million for the three-month period ended September 30, 2008, as compared to $4.6 million for the same period ended September 30, 2007, a decrease of approximately $0.3 million or approximately 6.4%. The increase in our income from operations from period to period was caused by an increase in sales during the third quarter of 2008 which was partially offset by an increase in selling expenses, operating and administrative expenses and cost of revenue.

Other Income (Expenses). Interest income was $22 thousand for the three-month period ended September 30, 2008, as compared to $3 thousand for the same period ended September 30, 2007. The increase in interest income was due to an increase in cash on deposit with our bank derived from the proceeds of common shares issued and sold in July 2007. The increase in exchange gain resulted from the weaker U.S. dollar relative to RMB as of September 30, 2008.

Income taxes. We incurred income taxes of $1.2 million for the three-month period ended on September 30, 2008. This is a decrease of approximately $0.4 million or 25.6% from the taxes we incurred for the same period in 2007, which were $1.6 million. Our Chinese subsidiaries are taxed at a rate of 25% of assessable profit. We paid less in taxes for the three months ended September 30, 2008 than for the three month ended September 30, 2007 due to the new corporate income tax law in the PRC, which reduced the corporate tax rate that we pay from 33% to 25% as of January 1, 2008.

Minority interest. Our financial statements reflect the minority interest held by Yinlong in our subsidiary Pacific Dragon. Our financial statements reflect an adjustment to our consolidated group net income equal to $0.3 million for the three-month periods ended September 30, 2008 and 2007, respectively, reflecting the minority interest held by Yinlong in our subsidiary Pacific Dragon. The increase in the minority interest adjustment is due to the increase in the net income of Pacific Dragon.

Foreign Currency Translation Gains. We had a foreign currency translation gain of $0.2 million for the three-month period ended September 30, 2008 as compared to $0.5 million for the three-month period ended September 30, 2007. The increase in foreign currency translation gains is attributable to a stronger RMB relative to U.S. dollars as of September 30, 2008 as compared to September 30, 2007.

Net Income. We earned net income of $3.5 million for the three-month period ended September 30, 2008. This is an increase of approximately $0.9 million or 35.3% from our net income during the same period ended September 30, 2007 of $2.5 million. The increase in net income was attributable to higher sales achieved and lower taxes paid, partially offset by the increase in the administrative and selling expenses for the three month period ended September 30, 2008 as explained above.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007.

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2008 and September 30, 2007 and provides information regarding the dollar and percentage increase (or decrease) from the 2007 fiscal period to the 2008 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine-Months Ended September 30, 2008	Nine-Months Ended September 30, 2007	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)
Net Revenue	38,084	30,074	$8,009	26.6
Costs of Revenue	(20,429)	(13,632)	6,797	49.9
Gross Profit	17,655	16,443	1,212	7.4
Selling Expenses	(3,017)	(2,229)	788	35.4
Operating and Administrative Expenses	(2,704)	(1,749)	955	54.6
Income from Operations	11,934	12,465	(531)	(4.3)
Other income (Expenses)	9	(49)	58	118.4
Income Tax	(3,376)	(4,452)	(1,076)	(24.2)
Minority Interest	(991)	(885)	106	12.0
Foreign Currency Translation Gains	3,274	1,354	1,920	141.8
Net Income	7,577	7,077	500	7.1

Net Revenue. Our net revenue for the nine months ended September 30, 2008 amounted to $38.1 million, which is approximately $8.0 million or 26.6% more than that of the same period ended on September 30, 2007, when we had revenue of $30.1 million. The increase in net revenue is mainly attributed to sales of newly launched organic granular compound fertilizer products and continued expansion of customers based in the newly established sales markets in the central and southern regions of China in the 2008 period.

Cost of Revenue. Our cost of revenue was $20.4 million for the nine-month period ended September 30, 2008, an increase of approximately $6.8 million or 49.9%, as compared to $13.6 million for the nine-month period ended September 30, 2007. The percentages of the cost of sales to the total revenues are 53.6% and 45.3% for the nine-month periods ended on September 30, 2008 and 2007, respectively, an increase of approximately 8.3%. This change was primarily due to the change of product mix as a result of sales of organic granular compound fertilizer which has a higher cost of sales to revenue as compared to organic liquid compound fertilizer.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of goods sold. Our gross profit was $17.7 million for the nine-month period ended September 30, 2008, an increase of approximately $1.2 million or 0.7%, as compared to $16.4 million for the nine-month period ended September 30, 2007. Gross profit as a percentage of net revenues was 46.4% for the nine months ended September 30, 2008, as compared to 54.6% for the nine months ended September 30, 2007. The decrease in gross profit as a percentage of revenues was mainly due to the voluminous sales of newly launched organic granular compound fertilizer which has a lower gross profit margin.

Selling Expenses. Our selling expenses were $3.0 million for the nine-month period ended September 30, 2008, as compared to $2.2 million for the same period ended September 30, 2007, an increase of approximately $0.8 million or 35.4%, mainly due to an increase in sales representative compensation attributed to a salary increase and an adjustment to the commission basis. The higher sales commissions were incurred because of increased sales. Selling and marketing activities were also increased in the first nine months of 2008 in the newly established sales markets in the central and southern regions of China compared to the first six months of 2007, resulting in an increase in selling expenses. We have seen the cost of travel related to sales increase as a result of our geographical expansion into the Chongqing and Xinjiang regions. Finally, freight charges related to the sales have increased as a result of the increase in fuel prices, Olympic season and sales volume compared to the nine month period ended September 30, 2007.

Operating and Administrative Expenses. Our general and administrative expenses were $2.7 million for the nine-month period ended September 30, 2008, as compared to $1.7 million for the same period ended September 30, 2007, an increase of approximately $1.0 million or 54.6%, partly because of the increase in legal, accounting and professional consulting fees. Besides, higher salary expenses were also experienced from the addition of two new management members to our payroll in 2008. We have incurred additional general administrative costs mainly related to the newly established sales markets (Xinjiang and Chongqing) and similar costs were incurred prior to March and July 2007 for Chongqing and Xinjiang respectively. Finally, administrative costs, such as factory rental expenses for the newly constructed organic granular compound fertilizer plant in Beijing, have also contributed to the increase in the operating and administrative expenses.

Income From Operations. Income from operations was $12.0 million for the nine-month period ended September 30, 2008, as compared to $12.5 million for the same period ended September 30, 2007, a decrease of approximately $0.5 million or approximately 4.3%. This decrease was primarily attributable to the increase in sales for the nine month period ended September 30, 2008, which was partially offset by the increase in selling expenses, operating and administrative expenses and costs of revenue.

Other Income (Expenses). Interest income was $86 thousand for the nine-month period ended September 30, 2008, as compared to $38 thousand for the same period ended September 30, 2007. The increase in interest income was due to an increase in cash on deposit with our bank derived from the proceeds of common shares issued and sold in July 2007. Other expenses mainly consisted of exchange loss. The increase in exchange loss resulted from the weaker U.S. dollar relative to RMB as of September 30, 2008.

Income taxes. We incurred income taxes of $3.4 million for the nine-month period ended on September 30, 2008. This is a decrease of approximately $1.1 million or 24.2% from the taxes we incurred for the same period in 2007, which were $4.5 million. We paid less in taxes in the nine months ended September 30, 2008 as compared to the same period in 2007 due to the new corporate income tax law in the PRC, which revised the corporate tax rate that we pay from 33% to 25% as of January 1, 2008.

Minority interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $1.0 million and $0.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively, reflecting the minority interest held by Yinlong in our subsidiary Pacific Dragon. The increase in the minority interest adjustment is due to increase in the net income of Pacific Dragon.

Foreign Currency Translation Gains. We had a foreign currency translation gain of $3.3 million for the nine-month period ended September 30, 2008 as compared to $1.4 million for the nine-month period ended September 30, 2007. The increase in foreign currency translation gains can be attributed to a stronger RMB relative to U.S. dollars as of September 30, 2008 as compared to the same date in 2007.

Net Income. We earned net income of $7.6 million for the nine-month period ended September 30, 2008 as compared to $7.1 million for the nine-month period ended September 30, 2007. The increase in net income of $0.5 million, or 7.0%, was attributable to higher sales revenues achieved and lower taxes, which were partially offset by the increase in the administrative and selling expenses for the nine-month period ended September 30, 2008 as explained above.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $5.3 million and restricted cash of $2 million that was held in escrow. Our current assets were $68.2 million and our current liabilities were $7.2 million as of September 30, 2008, which results in a current ratio of approximately 9.4 times. Our total stockholders’ equity as of September 30, 2008 was $61.7 million. We had no bank loans or other interest bearing borrowings as of September 30, 2008. We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of September 30, 2008, we have approximately $77 thousand in capital commitment for the purchase of organic granular compound fertilizer production facilities.

On July 5, 2007, we raised a total of approximately $15 million from the sale of 5,556,000 shares of our common stock through a private placement transaction. In accordance with the terms of the private placement, $2 million of the proceeds from the private placement transactions were kept in an escrow account and will be released when we hire a new CFO and modify our board of directors in accordance with the terms of the private placement documents. As of September 30, 2008, all $2 million remained in escrow.

Cash Flows (in U.S. Dollars)
	Nine Months Ended September 30,
	2008	2007
Net cash used in operating activities	(7,947,183)	(3,188,677)
Net cash provided by (used in) investing activities	(2,165,541)	(1,462,714)
Net cash provided by financing activities	-	11,484,478
Net (decrease)/increase in cash	(10,112,724)	6,833,085

Operating Activities:

Net cash used in operating activities was $7.9 million for the nine-month period ended September 30, 2008, which was an increase of $4.7 million from the $3.2 million net cash used in operating activities for the same period in 2007. The increase was attributable to an increase in the inventory for raw materials for our newly constructed organic granular compound fertilizer’s production facilities. Sales of the organic granular compound fertilizer and expansion of our central and southern region customer base has increased the overall accounts receivable as the Company’s average credit terms given for liquid and granular fertilizer ranged from 6 to 12 months and 1 to 3 months respectively, hence this also contributed to the increase in the net cash used in operating activities.

Investing Activities:

Our main uses of cash for investing activities were payment for the acquisition of property, plant, equipment and construction in progress for plant and equipment for granular fertilizer. Net cash used in investing activities in the nine-month period ended September 30, 2008 was $2.2 million, which is an increase of approximately $0.7 million from net cash provided for investing activities of $1.5 million in the same period of 2007. The increase was due to the construction of organic granular compound fertilizer production facilities.

Financing Activities:

Net cash provided by financing activities in the nine-month period ended September 30, 2007 was mainly attributable to capital raising activities on July 5, 2007. The decrease was attributable to no similar capital raising activities for the nine-month period ended September 30, 2008.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the most significant judgments and estimates in the preparation of financial statements, including the following:

•
Accounts Receivable.  Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

•
Inventories.  Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value. Our management compares the cost of inventories with the net realizable value and an allowance is made for inventories with net realizable value, if lower than the cost.

•
Impairment.  We apply the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimate results in our evaluation of potential impairment and then compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.

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

•
Foreign currency translation. We use U.S. dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency, RMB, being the primary currency of the PRC, the economic environment in which their operations are conducted. In general, for consolidation purposes, we translate our subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of our Company is RMB. Until July 21, 2005, RMB had been pegged to the U.S. dollar at the rate of RMB 8.28:$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to U.S. dollars was adjusted to RMB 8.11:$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as U.S. dollar traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of U.S. dollars against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions require submitting a payment application form together with invoices, shipping documents and signed contracts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act that are designed to ensure that information that would be required to be disclosed in Securities Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, such officers concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2008.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2007, our management concluded that there were several significant deficiencies that, when combined, resulted in a material weakness in our internal controls.

As we have disclosed in our prior SEC filings, we conduct all of our operations through our Chinese operating subsidiaries. At the time of the transaction in 2005 whereby our operating subsidiaries became part of a U.S. public company, these Chinese companies did not have in place the financial controls and procedures required to comply with U.S. financial reporting standards. As a public company, we have implemented and continue to implement remediation measures with respect to our internal controls over financial reporting.

In the absence of full implementation of the remediation measures described below, we have undertaken additional steps to ensure that our Condensed Interim Financial Statements included in this report were prepared in accordance with U.S. GAAP. Accordingly, the Company's management believes that the Condensed Interim Financial Statements included in this Report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the period presented and that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

The following is a description of each deficiency or weakness with respect to our internal controls over financial reporting identified and the remediation initiatives that we have implemented or intend to implement in the near future:

1. Issue:  The Company does not have a formal employee code of conduct and ethics and not all duties are properly segregated due to the high turnover in the Company.

Remediation Plan:  We conducted a survey and sought an opinion from each department on their current ethics and job function segregation procedures to gather sufficient information for preparing a formal employee code of conduct and ethics (the “Code”) and job function segregation plan, and management is currently working on establishing and adopting the Cord. Every employee will be required to attend a training session on the Code, and we intend to have the Code reviewed and revised annually. We have also reviewed the job description for each position in the entire company to ensure no overlapping of roles and responsibilities. Based on the results of the review, the management revised the job description for each position when necessary and has located sufficient personnel to fill any vacant positions to minimize any internal control issues that were related to overlapping roles or responsibilities.

2.  Issue:  There is lack of formal training program for the finance, administration and logistics departments, and the Company is focusing training solely on sales and technical departments.

Remediation Plan: Our Human Resources department developed an annual training program for each department so that each member of our staff will receive continuing and systematic training. We focused the training of each department based on such department’s functions. After each training, we conducted an assessment to assess the effectiveness of the training.

3. Issue:  The current staff in the accounting department is relatively new and inexperienced, and needs substantial training due to staff turnover and the higher demands of keeping accounting records in compliance with U.S. GAAP. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the consolidation of subsidiary financial statements, are inadequate. Additionally, there is lack of financial analysis being done on financial statements. Currently, we are only performing the financial analysis on the cash flow statement between budgeted and actual results.

Remediation Plan: We have expanded our internal accounting staff and intend to continue this effort in the future. In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to allocate additional resources to train our existing accounting staff.

We appointed a new CFO in October 2008 and we hired a new Vice President of Finance in 2007 to supplement our accounting department.

We have developed procedures for financial statement analysis which we believer are proper, including inter-year comparisons, explanation of significant or unusual fluctuations, follow-up action plans and reporting and recording mechanisms.

4.  Issue:  Our Internal Audit Department has not taken an active role in the conduct of internal audits or control procedures or other activities typically performed by an Internal Audit Department due to insufficient resources. The annual plan, budget and specific procedures to perform the internal audit function have not been developed and an anti-fraud audit plan has not been developed.

Remediation Plan:  The management is committed to developing a comprehensive and risk-based internal audit function within the Company. We have enhanced our efforts in recruitment. We expect to have a functioning Internal Audit Department by December, 2008. The roles and responsibilities of the Internal Audit Department will be formulated and the risk-based internal audit plan will be developed and approved by the Audit Committee.

In addition, in October 2008 we appointed three independent directors to our Board of Directors and established Audit, Compensation and Nominating and Governance Committees of the Board on which only such independent directors will serve.

Changes in Internal Controls over Financial Reporting.

During the third quarter ended September 30, 2008, other than the remediation plan efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the second fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATED: November 7, 2008

CHINA AGRITECH, INC.

/s/ Yu Chang
Yu Chang
Chief Executive Officer

/s/ Yau-Sing Tang
Yau-Sing Tang
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