Form 10-K
period 2008-12-31
CHINA AGRITECH INC
filed 2009-03-31
CIK 1166389

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 000-49608

CHINA AGRITECH, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	75-2955368
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 3F No. 11 Building, Zhonghong International Business Garden, Future Business Center, Chaoyang North Road, Chaoyang District, Beijing, China	100024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(86) 10-59621278

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2008 was $29,469,061, which was computed upon the basis of the closing price on that date.

There were 24,699,615 shares of common stock of the registrant outstanding as of March 27, 2009.

i

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries.  References to “Tailong” are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited, references to “Pacific Dragon” are references to Tailong’s 90% owned subsidiary, Pacific Dragon Fertilizers Co. Ltd., references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc., references to “Beijing Agritech” are to our wholly owned indirect subsidiary, Beijing Agritech Fertilizer Co., Ltd. and references to “Anhui Agritech” are to our wholly owned subsidiary, Anhui Agritech Development Co. Ltd. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to China Agritech that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to:  competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.	Business

Our Business

China Agritech, Inc. is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers and related agricultural products.  Our business operations are conducted through our China-based subsidiaries, Anhui Agritech, Beijing Agritech and Pacific Dragon.  Our revenues are derived primarily from the sale of our organic fertilizer products.  We are a leading manufacturer of fertilizer products and, more specifically, organic fertilizer products in liquid form, in China. We have been producing organic liquid compound fertilizer products in China since 1994.

China is the principal market for our products, which are primarily sold to farmers in 20 provinces in China: Hainan, Anhui, Hubei, Jiangsu, Jiangxi, Guangxi, Liaoning, Shanxi, Heilongjiang, Hebei, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Chongqing and Guizhou.

Our sales revenue increased 19% from $38 million in the fiscal year ended December 31, 2007 to $45.2 million in the fiscal year ended December 31, 2008, and our net income grew 1.3% from $8.5 million in fiscal year 2007 to $8.6 million in the fiscal year 2008.

Our main products include “LvLingBao III,” “LvLingBao IV,” “Tailong I,” “Green Vitality” and other customized, crop specific fertilizers that are tailored to our customers’ specific requirements.  Our products promote photosynthesis, root system growth and transmission of nutrients to seeds; equilibrate absorption of nutrients and speed a plant’s maturity; eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels; accelerate the accumulation of photosynthesis materials and cell concentration; increase reservation ability to resist the drought, resistance and the utilization rate of basic fertility; and foster the development of plant life along with neutral or acidic pesticides.  Our products can be applied on a widespread basis via spraying by machine or aircraft.  Our products have been recognized for their quality and effectiveness by leading industry associations in China and have been certified by the PRC government at the national level, which is an endorsement of the effectiveness of the products in all regions of China.

We believe that our brand reputation and ability to tailor our products to meet the requirements of various regions in China affords us a competitive advantage.  We purchase the majority of our raw materials from suppliers located in China and use suppliers that are located in close proximity to our manufacturing facilities.

To capitalize on the increased demand for our products and geographic expansion of our sales throughout China, we organized two operating subsidiaries in 2007, Anhui Agritech and Beijing Agritech. Our Anhui facility, which is part of Anhui Agritech, manufactures and sells our fertilizer products to customers generally in the Anhui, Hubei, and Henan provinces of China which are in the central and southern areas of China. Our Beijing Agritech facility, which is part of Beijing Agritech, is our primary research and development center, syrup production center and converting factory and also distributes our products to the central and southern areas of China.  Our Harbin facility, which is part of Pacific Dragon Fertilizer Co., Ltd primarily distributes our products to the northern areas of China.

Our annual production capacity in each of 2008 and 2007 was approximately 13,000  metric tons of organic liquid compound fertilizers. In 2008, we expanded our operations to include granular fertilizers.  Our annual production capacity for granular fertilizers in 2008 was approximately 100,000 metric tons.

Our Industry

In China, the total output of fertilizer in 2005 reached 48.3 million metric tons, which was one third of the world’s output. China is the principal market for our organic liquid compound fertilizers, granular fertilizer and related agricultural products. It is anticipated that the total demand for fertilizer will exceed 50 million metric ton by the year 2015. As a subset of the broader fertilizer market, the use of compound fertilizers in China has likewise increased, from 1,796,000 tons in 1985 to 13,032,000 in 2005, an increase rate of 5.8% from 2001 to 2002, 6.7% from 2002 to 2003, and an 8% increase from 2004 to 2005 (source: 2006 China statistics Yearbook).  It is expected that the total demand of organic compound fertilizer will reach  about 25 million metric tons by the year 2015.

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

Our Challenges

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks, including for example:

•	any failure to expand our operations and production capacity sufficiently to meet our customers’ demands;

•	any inability to effectively manage rapid growth and accurately project market demand for our products;

•	risks associated with future investments or acquisitions;

•	any loss of key members of our senior management;

•	loss of any skilled personnel or any failure to continue to attract skilled personnel in the future;

•	any failure to protect the proprietary formula and manufacturing processes for our concentrated organic liquid compound fertilizer;

•	potential product liability claims arising from fertilizer products;

•	failure to renew our fertilizer registration certificate; and

•	unexpected changes in China’s political or economic situation or legal environment;

You should read and consider all information set forth in this report and should consider risks that would generally be applicable to a company such as ours, before investing in our common stock.

Corporate Information

We were originally incorporated on January 5, 1925 under the laws of the State of Nevada as Argyle Mining Company for the development of mining claims.  On August 10, 2004, we changed our corporate domicile from Nevada to Delaware.  We also changed our name several times since the date of incorporation.  In May 2005, we changed our name to China Agritech, Inc.

Since 1925, we have changed our business model several times.  We had no active operations during the period from 1986 until February 2005, when we completed a reverse acquisition transaction with China Tailong Holdings Company Limited, a Hong Kong Corporation, which is the holding company for Pacific Dragon, one of our operating companies.

In addition to Pacific Dragon, we conduct business operations through two other PRC based operating companies:  Anhui Agritech and Beijing Agritech.

The following chart reflects our organizational structure as of the date of this report, which takes into account the acquisition from Yinlong Industrial Co. Ltd., the remaining 10% equity interest in Pacific Dragon, which was entered into on February 12, 2009 and is expected to close in early April 2009, as more fully described under the “Business – Recent Developments” section.

The address of our principal executive office is Room 301 No. 11 Building.  Zhonghong International Business Garden, Future Business Center, Chaoyang North Road, Chaoyang District, Beijing China 100024.  Our telephone number is (86)10-59621278.  We maintain a website at http://www.chinaagritechinc.com that contains information about us.  The information on our website is not, and shall not be deemed to be, a part of this report.

Recent Developments

On July 9, 2008, we entered into a contract with AL-WAHA-KHDRAA CO., a subsidiary of Al Ezz Group, a distributor of agricultural and fertilizer products to the Middle East and Africa.  The Egyptian government has authorized test sales of Green Vitality fertilizer in small quantities and the initial contract was for 10,000 liters worth $75,000.

On October 14, 2008, we entered into a non-binding business arrangement with SINOCHEM pursuant to which we will supply Green Valley fertilizers to SINOCHEM through December 31, 2009.  The total revenue from the contract is expected to be equivalent to U.S. $9.5 million.  This was the second such non-binding business arrangement for sales of Green Valley fertilizers entered into with SINOCHEM.  The first non-binding business arrangement was entered into in October 2007 and expired on October 8, 2008. We generated total revenue of approximately U.S.$7.8 million from the first non-binding business arrangement.

On February 12, 2009,  Tailong entered into a share purchase agreement with Pacific Dragon, and Yinlong Industrial Co. Ltd., or Yinlong, and a supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang, our Chief Executive Officer, President, Secretary and Chairman, and Ms. Xiao Rong Teng, one of our directors, pursuant to which Tailong agreed to acquire Yinlong’s 10% interest in Pacific Dragon for an aggregate purchase price of $7,980,000.  Mr. Chang has an 85% equity interest in Yinlong and Ms. Teng owns the remaining 15% equity interest.  Following this transaction, we, as the sole shareholder of Tailong, will indirectly own 100% of Pacific Dragon.  We recently received approval from the Ministry of Commerce of the People’s Republic of China and expect the transaction to close in early April 2009.

On February 12, 2009, in connection with the supplemental purchase agreement described above, Tailong issued an unsecured, interest-free promissory note in the principal amount of $6,980,000 to Yinlong as consideration for the purchase of its 10% interest in Pacific Dragon.  The promissory note has a maturity date of December 31, 2009 and Tailong may prepay all of any portion of the principal of the promissory note without penalty.  The unpaid principal balance of the promissory note is due and payable on December 31, 2009, unless accelerated pursuant to an event of default.

Industry Background and Our Principal Markets

In China, the total output of fertilizer in 2005 reached 48.3 million metric tons, which was one third of the world’s output.  China is the principal market for our organic liquid compound fertilizers and related agricultural products.  Our products are primarily sold to farmers in 20 provinces in China:  Hainan, Anhui, Hubei, Jiangsu, Jiangxi, Guangxi, Liaoning, Shanxi, Heilongjiang, Hebei, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Chongqing and Guizhou.

China has the world’s largest population of nearly 1.3 billion people.  However, China’s arable land on a per capita basis is only 0.04 hectare (source:  2006 China Statistics Yearbook), or approximately 50% of that present in the United States (source: US Census Bureau).  This combination of limited arable land and a large and growing population has created a significant need to increase the output of crops per hectare in China.  China’s agricultural output increased 19% from 1989 to 2005. whereby the total crop output was 407,549,000 tons in 1989 as compared to 484,022,000 tons in 2005 (source:  2006 China Statistics Yearbook).  An increase in the use of fertilizers, with 8,840,000 tons being used in 1978 compared to 47,662,000 tons being used in 2005, which is one third of the world’s output, has contributed to this growth (source:  2006 China Statistics Yearbook).  As a subset of the broader fertilizer market, the use of compound fertilizers in China has likewise increased, from 1,796,000 tons in 1985 to 13,032,000 in 2005, an increase rate of 5.8% from 2001 to 2002, 6.7% from 2002 to 2003, 8% increase from 2004 to 2005 (source:  2006 China Statistics Yearbook).  It is expected that the total demand of organic fertilizer will reach about 25 million metric ton by the year 2015.

We believe that China’s fertilizer industry is mainly influenced by the following factors:

•
 Growth and evolution of China’s fertilizer industry.  The fertilizer industry in China is in the process of rapid and continuous development.  China is the largest producer and consumer of fertilizers in the world.  The total consumption of fertilizers is expected to increase to 51 million tons by 2010 and 56 millions by 2020.  We believe this will favorably influence the demand for our products and contribute to growth in the sales of our fertilizer products and our revenues.

•
 PRC regulators are encouraging the use of organic compound fertilizers.  In order to improve the efficient utilization of fertilizer, the PRC Ministry of Agriculture encourages the use of organic compound fertilizers instead of single nutrients, such as urea, or chemical fertilizers.  We believe that this factor will promote usage of our products.  The percentage of compound fertilizer consumption to the total fertilizer consumption rose from 10% in 1985 to 27% in 2005  (source:  2006 China Statistics Yearbook).  However, the usage of compound fertilizers in China is low compared with the average usage level of about 70% worldwide.

•
 Availability of land suitable for agricultural purposes.  A decrease in available farmland in China, projected population growth, and the movement toward environmentally conscientious farming around the world are contributing to an increase in the use of more effective and environmentally friendly organic compound fertilizers.  Our products are designed to satisfy this demand.

•
 Seasonality.  Like other fertilizer manufacturers, we experience seasonal fluctuations in demand for our products.  Fertilizer manufacturers are focusing their sales efforts in the southern and western areas of China which have warmer climates and longer harvesting seasons in order to realize more evenly distributed demand for our products throughout the year.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in the fertilizer market in China:

•	Strong Market Position. We are a leading manufacturer of fertilizer products and, more specifically, organic fertilizer products in liquid form, in China.

•
 Recognized and Certified Product Offerings.  Our Tailong brand of fertilizer products was favorably recognized by the China Association for Quality Supervision and the China Quality Standard Research Center in 2006 for product quality, brand reputation and customer loyalty.  Our fertilizer products also have been certified by the PRC government at the national level.  This is an endorsement of the effectiveness of the products in all regions of China, making us one of only about 10% of the fertilizer companies in China to have been fully certified.

•
 Established Distribution Network  We sell the majority of our fertilizer products through an extensive distribution network of regional factories, which help us to establish a local presence in each community we serve with multi-level sales support and to educate local retailers and farmers on the benefits of our fertilizer products.

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

Our Strategy

We believe that our strong competitive position, our ability to meet customer demands and our well- regarded product offerings will enable us to benefit from the anticipated growth in China’s fertilizer market.  We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•
 Capitalize on our brand reputation to increase sales of new and existing products.  We intend to leverage the favorable reputation of our fertilizer products through collaboration with academic and governmental institutions which can attest to the quality of our current product offerings.  We plan to develop new compounds to better meet the changing needs of China’s agricultural communities by tailoring our product offerings to meet the local needs of the farmers and to create greater reliability of fertilizer products nationwide. In the third quarter of 2008, we added an organic granular compound fertilizer to our product lines and constructed a granular fertilizer line near each of our existing factories, located in Harbin, Beijing and Xinjiang.

•
 Expand Our Domestic Operations.  We intend to build or acquire additional organic granular fertilizer factories in strategic locations in China to serve other agricultural areas in China.  Our anticipated expansion plan will increase our organic granular compound fertilizer production capacity to 200,000 metric tons.

•
 Enhance Brand Awareness.  Our core future focus will be to build and enhance brand awareness of our “Lvlingbao” and “Tailong” products, as well as our “Green Vitality” product line and organic granular compound fertilizer by launching an extensive advertising campaign to educate retailers and farmers on the benefits of our liquid organic compound products.  We expect these efforts will allow us to expand our distribution and sales outside of our traditional base in Northeast China and capture a larger market share.

•
 Increase Sales into Select Foreign Markets.  We plan to leverage our product offerings and brand reputation to expand our product sales into select international markets.  We are currently performing a feasibility study and market research on a few selected overseas markets which we believe will result in revenue growth in the future.  We also intend to pursue sales to other strategic foreign regions.

Our Products

Our fertilizer products consist primarily of organic liquid compound fertilizers which are derived from natural sources.  We believe that our fertilizer products are capable of increasing crop yield by as much as 30%.

Our fertilizer is produced using proprietary formulas of humic acid and other amino acids which have proven to have a significant effect on crop yield and quality without the harmful side effects of chemical fertilizers.  Our products contain over 30 active ingredients comprised of organic elements, inorganic elements that are region specific and other active and stimulative agents.

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

•
 Lvlingbao IV.  Our Lvlingbao IV fertilizer line is produced using humic acid, nitrogen, phosphorus, potassium, and microelements and is formulated for large scale crops of fruits, vegetables and grains and suitable for jet spray application.

•
 Tailong I.  Tailong I is our highly customized fertilizer line used for a wide variety of crops and plants that can be tailored to local soil conditions.  Tailong I has been derived from LvLingBao III, with adjustments in the amount of amino acid, active agent and stimulative agent for better nutrient absorption.

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

Raw Materials and Our Principal Suppliers

The main raw materials of our products are humic acid, nitrogen, phosphorus, kalium and other supplementary material, which are abundant in China.  Humic acid is mainly mined from a soft, brownish-black coal called lignite. According to the survey of energy resources published by the World Energy Council, China has large lignite reserves.

There are numerous suppliers and vendors of the raw materials needed for our products in China.  We have entered into non-binding business arrangement with our main suppliers:  Beijing Zhongxin Chemical Development Company, Harbin Hai Heng Chemical Distribution Co., Ltd and Shenzhen Hongchou Technology Company.  In fiscal year 2008, we purchased approximately 39.1% of our humic acid from Harbin Hai Heng Chemical Distribution Co., Ltd, approximately 13.2 % of our nitrogen, phosphorus and kalium from Beijing Zhongxin Chemical Technology Development Co., and approximately 14.7% of our other supplementary material from Shenzhen Hongchou Technology Company.

In December 2008, our subsidiary, Pacific Dragon entered into two-year non binding business arrangements with each of our main suppliers to purchase approximately US$24.4 million (RMB 166.3 million) in raw materials.  We pre-paid a portion of these arrangements at the time they were entered into, and will pay the remainder upon delivery of the materials.

Our Distributors and Customers

We sell most of our products through various regional distributors in China.  We have established and maintained long-term relationships with major distributors whom we believe have local business experience and established regional sales networks.

For the year ended December 31, 2008, distribution through our ten largest distributors accounted for approximately 25.3% of our total annual sales.  Our three largest distributors represented 8.4% in the aggregate of our total annual sales.

On October 8, 2007, we entered into a contractual arrangement with SINOCHEM, pursuant to which we supplied organic Green Vitality fertilizers to SINOCHEM through October 7, 2008, with total revenue received of approximately U.S. $7.8 million.  On October 14, 2008, we entered into a contractual arrangement with SINOCHEM, pursuant to which we will continue to supply organic Green Vitality fertilizers to SINOCHEM through December 31, 2009, with total revenue expected of approximately U.S. $9.5 million.

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

Our major competitors in China include Guangxi Beihai Penshibao Co., Ltd, Henan Luo Xiaowang Group, and Shangdong Tianda 2116.  Our major global competitors include Phosyn from the UK, Shi Ma (Chinese translation) a part of BASF in Germany, Kemira GrowHow Oyj in Finland, and Leffingwell in the United States.

Due to the Chinese government’s WTO commitment, China started to allow foreign companies to gain the right to distribute and make retail sales of fertilizers beginning on December 11, 2006. Our management believes that this has the potential to change the competitive landscape in the Chinese fertilizer market in the near future.  However, because fertilizer products usually need to be specifically formulated for local plant, soil and climate conditions, we believe that there are not many foreign competitors in our selected markets that are capable of producing customized fertilizers that compete with our products.  Nevertheless, as a result of the opening of the fertilizer market to foreign producers, we expect that the amount of fertilizer imported to China will rise significantly and that we will face increasing competition from non-Chinese fertilizer manufacturers.  Judging by our 2008 financial performance, management remains optimistic that our company can remain competitive in its markets notwithstanding the entry of non-Chinese fertilizer manufacturers into the marketplace, although we can make no assurances of this belief in light of the anticipated increase in competition.

Intellectual Property

We have registered with the Trademark Office of the State Administration for Industry and Commerce of China the trademark for the “Tailong” logo (registration number:  836192), which is used on our products that are distributed in China.  The trademark expires in 2016.

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

Mr. Yu Chang, our CEO, President, Secretary and Chairman, has granted us a permanent license to use his know-how in manufacturing certain types of organic liquid compound fertilizer on a royalty-free basis and has granted us a long-term royalty and free license to use his know-how in manufacturing other organic liquid compound fertilizers.  Mr. Chang is under contractual obligations with us to keep the confidentiality of this technology and refrain from licensing this technology to any third party or using the technology for his own benefit.

Employees

As of December 31, 2008, we had approximately 237 full-time employees, of which 71 were administrative and managerial staff, 87 were sales staff and 79 were manufacturing workers.  We also hire temporary manufacturing workers to supplement our manufacture capabilities at periods of high demand. None of our employees is under collective bargaining agreements and they all reside in China.  We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Research and Development

We conduct on-going research and development activities relating to the improvement of the organic liquid compound fertilizers we manufacture and the control of related manufacturing costs.  Our primary research and development facilities are located in Beijing and our principal research team consists of Mr. Shuhua Liu and Mr. Kangde Liu.  We spent approximately $1,091 (RMB 7,570) and $1,480 (RMB11,240) on research and development in 2008 and 2007, respectively.

Government Regulation

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture.  No fertilizers can be manufactured without such registration.  There are two kinds of registrations: interim registration and formal registration.  The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling.  All fertilizers that have completed in-the-field testing and test selling must obtain formal registration which, once obtained, is valid for five years and, thereafter, may be renewed for five-year periods.  We have obtained the necessary Formal Fertilizer Registration Certificate for all of our fertilizer products from the PRC Ministry of Agriculture.  Such certificate was issued on September 3, 2002 and expired in December 2007, at which time we were required to renew the formal registration.  We began the process of renewing our certificate prior to December 2007 and its renewal was effective May 28, 2008 for a period of five years.

Additionally, fertilizer manufacturers in the PRC must have a manufacturing license to make some types of fertilizer.  We have a current and active license permitting us to manufacture those types of fertilizer.

As of December 31, 2008, we believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies.  Other than as mentioned in the first paragraph in this section, as of December 31, 2008, all license fees and filings are current.

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

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive office is located at Room 3F No.11 Building, Zhonghong International Business Garden, Future Business Center, Chaoyang North Road, Chaoyang District, Beijing, China 100024.  The rentable space in this office consists of approximately 780 square meters (approximately 8,396 square feet).  The lease agreement has a five-year term which expires on February  1, 2012.   The monthly rental payment is approximately $5,910 (RMB 41,000).

We currently lease 9,878 square meters (approximately 106,326 square feet) in the aggregate for office space and manufacturing facilities in Harbin, China, where our subsidiary Pacific Dragon is located.  The lease has a 10-year term which runs from January 1, 2004 to January 1, 2014.  Our current rent due under this lease is approximately $518,940 (RMB 3,600,000) per year.

We have an office with a space of 200 square feet in Hong Kong which is located at Unit 2008, 20th Floor, Wellable Comm. Building, 513 Hennessy Road, Causeway Bay, Hong Kong.  The monthly rent payment is approximately $1310 (HK$10,200) and the term of the lease expires on September 6, 2009.

In addition, we have an office with space of 256 square meters (approximately 2,755 square feet) in Beijing which is located at Room 0817 Van-Palace Apartment No.2 of Guandongdian South Street, Chaoyang District, Beijing. The monthly rent payment is approximately $2,883 (RMB20,000) and the term of the lease expires on November 30, 2010.

We have five factories located in Anhui, Beijing, Chongqing, and Xinjiang.  The details of facilities and properties and lease terms are described below.

Factories	Address	Area (m2 ) (Approx. ft2)	Lease Term	Monthly Rent
Anhui	No. 1188 Changzheng Rd. Gaoxin District, Bangfu City	1338 (14,402)	2006.6.1-2009.5.31	US$1,922 (RMB 13,333)

Chongqing	No. 11-3, Industrial Park, Geleshandu City	1874 (20,172)	2007.4.1-2012.3.31	US$ 1,350 (RMB 9370)

Xinjiang	No. 10, Gisi Rd. Industrial Park, Gaoxin District Northern District, Wulumuqi City	3110 (33,476)	2007.6.10-2017.6.10	US$3,604 (RMB25,000)

Beijing-liquid	No. 8, M2-4 District, Pinggu Industrial Development District, Pinggu District	4484.76 (48,274)	2006.9.15-2011.9.15	US$6,794 (RMB50,000)

Beijing-granular	No. 2 of Ping Gu Western Road, Xing Gu Industrial Development Zone, Beijing China	4740.83 (51,039)	2008.1.1-2013.1.1	US$7,808 (RMB54,167)

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the fourth quarter of the 2008 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information for our Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “CAGC.OB.”  The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low

Year Ended December 31, 2008
1st Quarter	$3.28	$1.78
2nd Quarter	$3.30	$2.01
3rd Quarter	$2.40	$1.03
4th Quarter	$1.30	$0.51

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2007
1st Quarter	$4.00	$1.55
2nd Quarter	$3.80	$2.90
3rd Quarter	$3.81	$2.05
4th Quarter	$5.16	$2.46

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by QuoteMedia for the periods indicated.

On March 27, 2009, the closing price of our common stock on the OTC Bulletin Board was $1.25.

Number of Record Holders of Our Common Stock

As of March 27, 2009, we had 950 holders of record of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, of which we have over 3,000, whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend Policy

Our Board of Directors will make any future decisions regarding dividends.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	150,000	2.5	3,450,000
Total	150,000	2.5	3,450,000

Under the China Agritech, Inc. 2008 Equity Incentive Plan (the “Plan”), a maximum of 3.6 million shares of our common stock are available for issuance, subject to adjustment.  The Plan permits the grant of options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards.  The exercise price per share with respect to each option and each stock appreciation rights is determined by the administrator, provided that the exercise price per share cannot be less than the fair market value of a share on a grant date.  The Plan will terminate 10 years following the earlier of (i) the date it was adopted by our Board of Directors or (ii) the date it became effective upon approval by our stockholders, unless sooner terminated by our Board of Directors pursuant to the Plan.  The Plan was adopted by our Board of Directors on October 22, 2008

Performance Graph

Not applicable to smaller reporting companies.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

China Agritech, Inc. is a Delaware corporation which is the parent company to three China-based operating subsidiaries, Pacific Dragon, Anhui Agritech and Beijing Agritech.  Through these subsidiaries, we develop, manufacture and sell fertilizer products and, more specifically, organic liquid compound fertilizer products in China.  We have been producing fertilizer products in China since 1994.  We have experienced growth in our sales revenue due to increasing demand for our fertilizer products, broadening of our customer base, and an expansion of our production capacity and product offerings.

Our main products include “LvLingBao III,” “LvLingBao IV,” “Tailong I”, “Green Vitality” and other customized, crop specific fertilizers that are tailored to our customers’ specific requirements.  China is the principal market for our fertilizer products, which are primarily sold to farmers in twenty provinces in China including:  Hainan, Anhui, Hubei, Jiangsu, Jiangxi, Guangxi, Liaoning, Shanxi Heilongjiang, Hebei, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Chongqing and Guizhou.

To capitalize on the increased demand for our products and geographic expansion of our sales throughout China, we organized two operating subsidiaries in 2007, Anhui Agritech and Beijing Agritech. Our Anhui facility, which is part of Anhui Agritech, manufactures and sells our fertilizer products to customers generally in the Anhui, Hubei, and Henan provinces of China, which are in the central and southern areas of China. Our Beijing Agritech facility, which is part of Beijing Agritech, is our primary research and development center, syrup production center and converting factory and also distributes our products to the central and southern areas of China.  Our Harbin facility, which is part of Pacific Dragon Fertilizer Co., Ltd., primarily distributes our products to the northern areas of China.

As of December 31, 2008, we had 237 employees working at our Harbin, Beijing, Anhui, Chongqing, and Xinjiang facilities, which together have an annual production capacity of approximately 13,000 metric tons of organic liquid compound fertilizers.

We plan to expand our product mix by introducing organic granular compound fertilizer in the second quarter of 2009 to our product lines and expect to construct an organic granular compound fertilizer line near each of our existing factories, located in Harbin, Beijing, Anhui and Xinjiang.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Growth and evolution of China’s fertilizer industry.  The fertilizer industry in China is in the process of rapid and continuous development.  China is the largest producer, importer and consumer of fertilizers in the world.  The total consumption of fertilizers in China in 2005 amounted to approximately RMB 120 billion - RMB160 billion (or approximately $155.8 million - $207.8 million), according to China Statistical Yearbook 2006.  The total consumption of fertilizers is expected to exceed 50 million metric tons by the year of 2015. We believe this growth trend will favorably influence the demand for our fertilizer products.

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

Expansion of our production capacity and product offerings.  We believe we will need to expand our production capacity to meet our projected increase in demand for our fertilizer products. We have already expanded our operations in the Beijing and Anhui regions of China through the commencement of our Anhui Agritech and Beijing Agritech operations.  In addition, in March 2009, we completed the construction and testing of our first facility for granular organic compound fertilizers in China.  Located in Anhui province, it is expected to begin production in April 2009 and has a 100,000 ton annual production capacity.

Availability of land suitable for agricultural purposes.  The continuing decrease in available farmland in China, along with the projected increase in population in China, and the growth of environmentally friendly farming around the world has caused an increase in the use of organic compounds as fertilizers due to their safety, efficacy, and environmental benefits. Our products are designed to satisfy this demand.

Seasonality.  Like other fertilizer manufacturers, we experience a high degree of fluctuation in demand for our products due to seasonality.  The first and fourth quarters are historically the weakest while the second and third quarters are the strongest.  The warmer climate in the southern and western areas allows for longer growing season with multiple harvests and more diversified crops and a corresponding increase in demand for our products.  We have expanded our operations and sales to these areas in order to realize more evenly distributed yearly demand for our products.

Increase in exports.  We plan to expand sales of our fertilizer products to foreign markets.  In 2007, we had no sales to foreign customers.  We are currently performing a feasibility study and market research on a few selected overseas markets.

Results of Operations

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

All amounts in the chart below, other than percentages, in thousands of U.S. dollars

	December 31,		Increase	% Increase
Item	2008	2007	(Decrease)	(% Decrease)
Net Revenue	45,240	38,009	7,231	19.0
Cost of Revenue	(24,889)	(18,940)	5,949	31.4
Gross Profit	20,351	19,069	1,282	6.7
Selling Expenses	(2,370)	(1,724)	646	37.5
Operating and Administrative	(4,266)	(2,419)	1,847	76.3
Expenses
Income from Operations	13,715	14,926	(1,211)	(8.1)
Other income/(expenses)	267	112	155	138.4
Income tax	(4,152)	(5,391)	(1,239)	(23.0)
Minority interest	(1,189)	(1,118)	71	6.4
Foreign Currency Translation Gain	3,260	1,977	1,283	64.9
Net income	8,641	8,529	112	1.3

Net Revenue.  Net revenue increased $7.2 million, or 19.0%, to $45.2 million for the year ended December 31, 2008 from $38 million for the same period in 2007. Our net revenue is generated from sales of our organic liquid and granular fertilizer products. The increase in net revenues was mainly attributable to expansion of customers based in the newly established sales markets in the central and southern regions of China. Sales of newly launched organic granular compound fertilizers in the third quarter of 2008 also contributed to the increase in sales.

Cost of Revenue.  Our cost of revenue increased $5.9 million, or 31.4%, to $25.0 million for the year ended December 31, 2008 from $18.9 million for the same period in 2007. Our costs of revenue are primarily comprised of the cost of our raw materials, direct labor and manufacturing overhead expenses. Our cost of revenue increased as a result of higher sales, but the percentages of the costs of revenue to total revenue also increased to 55.0% from 49.8% for the year ended December 31, 2008 and 2007, respectively. The higher cost of revenue as a percentage of sales was primarily due to the change in product mix as a result of sales of organic granular compound fertilizer which has a higher cost of sales to revenue as compared to organic liquid compound fertilizer. In addition, increases in the prices of raw materials also contributed to the rise in cost of revenue.

Gross Profit.  Our gross profit increased $1.3 million, or 6.7%, to $20.4 million for the year ended December 31, 2008 from $19.1 million for the same period in 2007.  Gross profit as a percentage of net revenues was 45% for the year ended December 31, 2008, as compared to 50.1% for the same period in 2007.  The decrease in gross profit as a percentage of revenues was mainly due to voluminous sales of newly launched organic granular compound fertilizer which has a lower gross profit margin compared to our organic liquid compound fertilizer. Increases in the costs of raw materials also contributed to the lower gross profit achieved.

Selling expenses.  Our selling expenses consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation. Our selling expenses were $2.4 million for the year ended December 31, 2008, as compared to $1.7 million for the same period in 2007, an increase of approximately $646 thousand, or 37.5%. The increase was primarily attributable to an increase in sales representative compensation as a result of salary increases and adjustments made to the commission basis. Higher advertisement costs were also incurred for newly established central and southern regions in China. We also paid more in sales commissions because we sold more of our products. Freight charges related to sales have increased as a result of the increase in fuel prices and sales volume both from liquid and granular fertilizer compared to the year ended December 31, 2007.

Operating and Administrative Expenses. Our general and administrative expenses were $4.3 million for the year ended December 31, 2008, as compared to $2.4 million for the year ended December 31, 2007, an increase of $1.8 million, or 76.3%. Our operating and administrative expenses consist primarily of rental expenses, salaries, business development, depreciation and travel expenses, and legal and professional expenses. Higher administrative expenses were because of the increase in legal, accounting and professional consulting fees due to corporate exercisescarried out in 2008, which did not have similar cost in 2007.  Higher salary expenses also resulted from the addition of two new management members to our payroll in 2008. We incurred additional general administrative costs mainly related to the newly established sales markets (Xinjiang and Chongqing). Similar costs were  not incurred prior to March 2007  and July 2007 for Chongqing and Xinjiang, respectively. Finally, additional allowances for accounts receivable and administrative costs, such as factory rental expenses for the newly constructed organic granular compound fertilizer plant in Beijing, have also contributed to the increase in the operating and administrative expenses.

Income from operations.  Income from operations was $13.7 million for the year ended December 31, 2008, as compared to $14.9 million for the year ended December 31, 2007, a decrease of approximately $1.2 million, or approximately 8.1%. This decrease was primarily attributable to the increase in selling expenses as sa result of increased sales of our products, operating and administrative expenses and costs of revenue.

Other Income (Expenses). Interest income was $91 thousand for the year ended December 31, 2008, as compared to $152 thousand for the year ended December 31, 2007, a decrease of approximately $61 thousand, or approximately 40%. Higher interest income in 2007 was due to an increase in cash on deposit with our bank derived from the proceeds of common shares issued and sold in July 2007. The increase in exchange gain resulted from the weaker U.S.dollar relative to RMB as of December 31, 2008 also contributed to higher other income for the year ended December 31, 2008.

Income taxes.  We incurred income taxes of $4.2 million for the year ended on December 31, 2008. This was a decrease of approximately $1.2 million, or 23.0% from the taxes we incurred for the year ended December 31, 2007, which was $5.4 million. We paid less in taxes for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to the new corporate income tax law in the PRC, which revised the corporate tax rate that we pay from 33% to 25% as of January 1, 2008.

Minority interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $1.2 million and $1.1 million for the year ended December 31, 2008 and 2007, respectively, reflecting the minority interest held by Yinlong in our subsidiary Pacific Dragon. The increase in the minority interest adjustment is due to an increase in the net income of Pacific Dragon.

Foreign Currency Translation Gains. We had a foreign currency translation gain of $3.3 million for the year ended December 31, 2008 as compared to $2.0 million for the year ended December 31, 2007, an increase of approximately 1.3 million, or 64.9%. The increase in foreign currency translation gains can be attributed to a stronger RMB relative to U.S. dollars as of December 31, 2008 as compared to December 31, 2007.

Net Income. We earned net income of $8.6 million for the year ended December 31, 2008 as compared to $8.5 million for the year ended December 31, 2007. The increase in net income of $112 thousand,  or 1.3%, was attributable to higher sales revenues achieved and lower taxes, which were partially offset by the increase in the administrative and selling expenses for the year ended December 31, 2008 as explained above.

Liquidity and capital resources

As of December 31, 2008, we had cash and cash equivalents of $12 million.  Our current assets were $66.5 million and our current liabilities were $4.9 million as of December 31, 2008 which results in a current ratio of approximately 13.5 times.  Total stockholders’ equity as of December 31, 2008 was $62.8 million.

We had no bank loans or other interest bearing borrowings as of December 31, 2008. We believe that our currently available working capital will be sufficient to maintain our operations at our current level for the next twelve months. As of December 31, 2008, we had approximately $219,718 in capital commitment for the purchase of organic granular compound fertilizer production facilities.

The following table sets forth a summary of our cash flows for the periods indicated:

(in thousands)	2008	2007

Net cash used in operating activities	$(716)	$(4,647)
Net cash used in investing activities	(2,083)	(1,340)
Net cash provided by financing activities	2,000	11,484
Effect of exchange rate changes on cash and cash equivalents	911	(85)
Net increase/(decrease) in cash and cash equivalent	(800)	5,496
Cash and cash equivalents at the beginning of year	11,841	6,430
Cash and cash equivalents at the end of year	11,952	11,841

On July 3, 2007, we raised a total of approximately $15 million from the sale of 5,556,000 shares of our common stock through a private placement transaction.  In accordance with the terms of the private placement documents, $2 million of the proceeds from the private placement remained in a trust account and were released when we hired a new CFO and modified our board of directors in 2008.  As of December 31, 2008, all $2 million in the escrow account had been released to us.

Operating Activities

Net cash used in operating activities was $716 thousand for the fiscal year ended December 31, 2008, which is a decrease of $3.9 million from the $4.65 million net cash used in operating activities for the same period in 2007.  The decrease was mainly due to the lower advances made to suppliers toward the year end for the purchase of raw materials.

Investing Activities

Our main uses of cash for investing activities were payment for the acquisition of property, plant, equipment and construction in progress for plant and equipment for granular fertilizer. Net cash used in investing activities for the year ended December 31, 2008 was $2.1 million, which is an increase of approximately $0.8 million from net cash used for investing activities of $1.3 million for the year ended December 31, 2007.

Financing Activities

On July 5, 2007, we sold 5,556,000 shares of our common stock to 20 investors for a total of approximately $15 million in a private placement transaction.

Our debt to equity ratio was 0% as of December 31, 2008 as we had no bank loans or other borrowings.

Net cash provided by financing activities in the fiscal year ended December 31, 2008 totaled $2 million as compared to $11.4 million provided by financing activities in 2007.  The decrease of the cash provided by financing activities was mainly attributable to the fact that no fund raising activity was carried out in 2008. The $2 million cash was released to us from the escrow account in December 31, 2008 in accordance to the term of private placement, which was completed on July 3, 2007.

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

We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimate results in our evaluation of potential impairment and then compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.

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

Stock-based Compensation On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2005, and recorded the compensation expense for all unvested stock options.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

Under  the  supervision  and  with  the  participation of  our management, including  our principal executive officer and principal financial officer, we  conducted  an evaluation of the effectiveness, as of December 31, 2008, of  the  design and operation of our disclosure controls and procedures, as such  term  is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer  have  concluded that, as of such date, our disclosure controls and procedures  are  effective  to  ensure  that  information  required  to  be disclosed  by  us  in  our  Exchange  Act  reports  is recorded, processed, summarized,  and  reported  within  the time periods specified in the SEC’s rules  and forms, and that such information is accumulated and communicated to  our management, including our principal executive officer and principal financial  officer,  as  appropriate  to  allow  timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting.

Our  management  is  responsible  for establishing and maintaining adequate internal  control  over  financial  reporting,  as  such term is defined in Exchange   Act  Rules  13a-15(f)  and  15d-15(f).   Internal  control  over financial  reporting  refers  to  the  process  designed  by,  or under the supervision  of,  our  principal  executive officer and principal financial officer,  and  effected  by  our  Board  of Directors, management and other personnel,  to  provide  reasonable  assurance regarding the reliability of financial  reporting  and  the  preparation  of  financial  statements  for external   purposes   in  accordance  with  generally  accepted  accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
 Provide  reasonable  assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of  achieving  financial  reporting  objectives  because  of  its  inherent limitations.  Internal  control  over financial reporting is a process that involves  human  diligence  and  compliance  and  is  subject  to lapses in judgment  and  breakdowns  resulting  from human failures. Internal control over  financial reporting also can be circumvented by collusion or improper  management  override.  Because  of  such  limitations, there is a risk that material  misstatements  may not be prevented or detected on a timely basis  by  internal  control  over  financial  reporting.  However, these inherent limitations   are  known  features  of  the  financial  reporting  process. Therefore,  it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and  maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated  Framework  published  by  the  Committee  of Sponsoring Organizations  of  the  Treadway Commission, known as COSO, to evaluate the effectiveness  of  our  internal control over financial reporting. Based on this  assessment,  our Chief Executive Officer and Chief Financial Officer have  concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our  management’s  report  was not subject to attestation by our registered public  accounting  firm  pursuant to temporary rules of the Securities and Exchange  Commission that permit us to provide only our management’s report in this Annual Report.  We are not required to include in our Annual Report an  attestation report by our independent auditors under the Public Company Accounting  Oversight  Board’s  auditing Standard No. 2 until the filing of the Annual Report for the fiscal year ending December 31, 2009.

Changes in Internal Controls over Financial Reporting.

There has  been no change in our internal control over financial reporting during  the  fourth  quarter  of  2008  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers of and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors, officers and significant employees, their age, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.  The directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the board’s discretion.

Name	Age	Position
Yu Chang	53	Chief Executive Officer, President, Secretary and Chairman
Ming Fang Zhu	42	Chief Operating Officer
Yau-Sing Tang	46	Chief Financial Officer and Controller
Kelviz Lim Kok Siak	35	Vice President of Finance
Xiao Rong Teng	39	Director
Gene Michael Bennett	60	Director
Lun Zhang Dai	73	Director
Hai Lin Zhang	58	Director

Yu Chang:  Mr. Chang has been our Chief Executive Officer, President, Secretary and Chairman since February 3, 2005. Since 1994, Mr. Chang has been serving as the Chairman of the Board of Directors of Pacific Dragon and Tailong.  He has also been serving as the Chairman of Board of Directors of Yinlong since 1993.  Mr. Chang currently spends approximately 10% of his time on the affairs of Yinlong.  Mr. Chang graduated from the Heilongjiang Forestry Cadre Management Institute.

Zhu Ming Fang:  Mr. Zhu has been our Chief Operating Officer since March 13, 2009.  Mr. Zhu joined Beijing Agritech Fertilizer Co., Ltd. (“Beijing Agritech”), one of our wholly owned subsidiaries, in January 2006 as Vice President of Strategic Development until April 2007. He became the President of Beijing Agritech in April 2007 until March 2009. From 2002 to end of 2005, Mr. Zhu was the CEO and Director of Gateguard Information Security Co, Ltd., an information technology company based in Beijing. Mr. Zhu holds a bachelor’s degree in physics from Xuzhou Normal University and a master’s in economics from Henan University. He also holds a law degree and is a state-certified Economist in China.

Yau-Sing Tang:  Mr. Tang has been our Chief Financial Officer and Controller since October 22, 2008.  Mr. Tang was most recently financial controller of Carpenter Tan Holdings Ltd., a retail chain in Mainland China which is applying to be listed on the Hong Kong Stock Exchange, from August 2006 to March 2008.  Prior to that, he was the founder and managing director of GC Alliance Limited, a CPA firm in Hong Kong from January 2006 to July 2006.  From April 2003 to December 2005, he was executive director and chief financial officer of China Cable and Communication, Inc., which was listed on the OTC Bulletin Board. Mr. Tang received his Bachelor of Social Sciences (Honors) degree from the University of Hong Kong. He is a fellow of the Association of Chartered Certified Accountants in the U.K. and the Hong Kong Institute of Certified Public Accountants. He is also a member of the Institute of Chartered Accountants in England and Wales and the Taxation Institute of Hong Kong.  Mr. Tang was appointed to serve a two year term as our Chief Financial Officer and Controller ending on October 16, 2010.

Kelviz Lim Kok Siak:  Mr. Lim has been our Vice President of Finance since July, 2007.  He is responsible for managing our daily financial operations and is our key representative interfacing with investors.  Mr. Lim previously held various positions at Ernst & Young Shanghai, including Audit Assistant Manager and Senior Accountant.  He worked at Ernst & Young Shanghai from June 2004 to June 2007.  He worked at Arthur Anderson from June 2000 through 2002, which then merged with Ernst & Young where he worked through May 2004.  Mr. Lim graduated with honors from Multimedia University, Kuala Lumpur, Malaysia with a Bachelor of Accounting degree.  He is a member of the Association of Chartered Certified Accountants (ACCA).  Mr. Lim was appointed to serve a 3 year term as Vice President of Finance ending on October 16, 2010.

Xiao Rong Teng:  Ms Teng has served as our Chief Operating Officer from February 3, 2005 to March, 13 2009 and our director since June 2005. Ms Teng has served as a director of Pacific Dragon since 2000. She has also served as a director of Tailong since its inception in 2003 until now Ms Teng worked for Yinlong from 1994 to 2000 as the General Manager and worked for Pacific Dragon from 2000 to 2005 as Vice General Manager.  She worked for Harbin Post & Telecommunication Bureau from 1992 to 1994.  Ms. Teng received a bachelor’s degree in Chinese from Harbin University and a master’s degree in business administration from Harbin Normal University.

Lun Zhang Dai: Mr. Dai has been a member of our Board of Directors since October 22, 2008.  Mr. Dai has served on the Planning Committee of the North-East Cooperative Bank in China and as its Secretary General since 2003. Mr. Dai has served as senior research fellow at the People’s Bank of China since 2004. Mr. Dai is also a full-time professor for the Academy of International Economic Relations, a research institution sponsored by the People’s Bank of China, where he has taught courses in international economics since 1983, and has been retained as a part-time professor at several Chinese universities, as well as a visiting professor of international economics in the graduate programs of Queens College, City University of New York and American University. Mr. Dai is a fellow at the Institute of Internal Auditors and received his master’s degree in economics from the University of Moscow. He studied at Kiel University in Germany and at the London School of Economics in England, both as a visiting scholar.

Hai Lin Zhang: Mr. Zhang has been a member of our Board of Directors since October 22, 2008.  Mr. Zhang has served as Vice Principal of the Chinese Academy of Agricultural Sciences and Resources since May 2003. He is also the Division Deputy Director of the Agricultural Research Institute in China, a position in which he has served since June 1996. He graduated from the Renmin University of China in 1987 with a bachelor’s degree with a major in economic and administration management.

Gene Michael Bennett: Mr. Bennett has been a member of our Board of Directors since October 22, 2008.  Mr. Bennett has over 25 years of experience as chief financial officer, accounting and audit professor, and financial consultant. From 2004 to present, he has been the managing partner for Beijing-based Nexis Investment Consulting Corporation (BNICC), helping Chinese companies establish good corporate governance and raise funds. From 2000 to 2004, he was a partner at ProCFO, a California-based contract-CFO consulting firm. From 1998 to 2000, Mr. Bennett was a professor and lecturer in accounting and tax for University of Hawaii, and Chaminade University of Honolulu. Prior to that, he was the CFO and a board member of Argonaut Computers, professor and lecturer in accounting and tax at California State University at Fullerton, and a CPA with Gerbel Butzbaugh which became part of Grant Thornton. Mr. Bennett holds a B.A. and MBA from Michigan State University and is currently pursuing a doctorate of business administration at City University of Hong Kong in Corporate Governance. Mr. Bennett currently serves on the boards of China Shenzhou Mining & Resources, Inc. (AmEx: SHZ) and China Pharma Holding, Inc. (OTC-BB:CPHI).

Nominating and Governance Committee

Our Nominating and Governance Committee (the “Nominating Committee”) is governed by our Nominating Committee Charter.  The Nominating Committee will give consideration to any director candidates nominated by one or more security holders.  However, the Nominating Committee does not have a formal policy with regard to the consideration of any director candidates recommended by security holders.  Currently, the members of our Nominating Committee are Mr. Bennett, Mr. Dai and Mr. Zhang.  Mr. Zhang has been selected as the Chair of our Nominating Committee.

Audit Committee

We have a standing Audit Committee, which is governed by our Audit Committee Charter.  The members of our Audit Committee are Mr. Bennett, Mr. Dai, and Mr. Zhang.  Mr. Bennett has been selected as Chair of our Audit Committee.  Our Board of Directors has determined that Mr. Bennett, Mr. Dai and Mr. Zhang are “independent” under the listing standards of the NYSE Alternext.  In addition, our Board of Directors has determined that Mr. Bennett qualifies as an “audit committee financial expert” as defined by the SEC rules.

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

On April 12, 2006, our Board of Directors adopted a Code of Ethics to which our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Controller and any person who may perform similar functions are subject.  Currently, Mr. Chang, Mr. Tang and Mr. Zhu are our only officers subject to the Code of Ethics.  If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to our Code of Ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports.  Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in 2008.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer, for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Total ($)
Yu Chang, Chief Executive Officer, President and Secretary	Fiscal 2007 –Dec. 31, 2007	$120,000	—	$120,000
	Fiscal 2008 –Dec. 31, 2008	$120,000	—	$120,000
Li-Jun Peng, Chief Financial Officer and Controller (1)	Fiscal 2007 –Dec. 31, 2007	—	—	—
	Fiscal 2008 –Dec. 31, 2008	—	—	—
Yau-Sing Tang, Chief Financial Officer and Controller (2)	Fiscal 2008 – Dec. 31, 2008	$37,500	$13,000	$50,500
Kelviz Lim Kok Siak, Vice President of Finance	Fiscal 2007 – Dec. 31 2007	$51,894	—	$51,894
	Fiscal 2008 – Dec. 31, 2008	$103,788	—	$103,788

(1)    Effective October 22, 2008, Ms. Peng resigned as our Chief Financial Officer and Controller.

(2)   Effective October 22, 2008, Mr. Tang was appointed as our Chief Financial Officer and Controller.

We provide our executive officers with a base salary to compensate them for services rendered during the year.  In addition, we believe that it will be advantageous to provide our executives discretionary bonuses, equity incentives, retirement benefits, perquisites, deferred compensation or other benefits, such as through the 2008 Equity Incentive Plan, to continue to be successful.

Base Salary.  The base salary paid to Mr. Chang during 2008 was approximately $120,000 (RMB 832,466).  The base salary paid to Mr. Tang during 2008 was approximately $75,000 (RMB 520,291), which was the prorated portion of his annual salary for the time he was employed with us during 2008.  Mr. Tang is entitled to an annual base salary of $150,000 (RMB 1,040,583).  The base salary of Mr. Lim during 2008 was approximately $103,788 (RMB 720,000).  The base salary paid to Mr. Chang and Mr. Tang during 2008 were paid in cash.  The value of base salary reflects each executive’s skill set and the market value of that skill set in the sole discretion of the Board of Directors.

On October 17, 2008, China Agritech, Inc. entered into an employment agreement with Mr. Tang pursuant to which he was appointed as its Chief Financial Officer. Mr. Tang will receive a base salary of $150,000 annum (the “Base Salary”), which is payable in advance on a monthly basis. The term of Mr. Tang’s employment ends October 16, 2010.  In addition, we will issue options to purchase up to 300,000 shares of our common stock to Mr. Tang during his employment period, of which we granted an option to purchase 100,000 shares of our common stock at an exercise price of $2.00 to Mr. Tang upon signing of the employment agreement and may be exercised at anytime, in whole or in part, for five years from the date of the grant.  The remaining options have not yet been granted and will be granted when Mr. Tang completes his employment terms with us.  So, if he terminates or we terminate him prior to his two-year term, he will not receive the option to purchase the additional 200,000 shares of our common stock.   If Mr. Tang’s employment is terminated voluntarily by him, the unvested portion of the stock option grant, if any, will immediately expire on the date of the termination. If his employment is terminated for cause, all unvested shares, if any, will immediately expire on the date of termination.  The vested shares, to the extent unexercised, will expire 30 days after termination of the employment.  This employment agreement may be terminated by Mr. Tang with not less than one month’s notice in writing or we can, at our sole option, make Mr. Tang’s termination effective anytime prior to the end of such notice period by payment of Mr. Tang’s salary to which he is entitled to through the last day of the notice period.

On May 8, 2007, China Agritech, Inc. entered into an employment agreement with Mr. Kelviz Lim Kok Siak pursuant to which he was appointed as its financial controller.  Mr. Lim is currently the Vice President of Finance.  Beginning July 1, 2007, Mr. Lim receives a base salary of RMB 720,000 ($US 103,788) per annum, which is payable on a twelve months basis.  The employment agreement may be terminated with not less than 2 month’s notice in writing or payment in lieu of notice by either party.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2008, we had the following outstanding equity awards:

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Yau-Sing Tang	100,000	-	-	2.00	October 17, 2013

  Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gene Michael Bennett	5,000	—	—	—	—	—	5,000
Lun Zhang Dai	5,000	—	—	—	—	—	5,000
Hai Lin Zhang	5,000	—	—	—	—	—	5,000

On September 24, 2008, China Agritech, Inc. entered into an Independent Director’s Contract with each of Mr. Lun Zhang Dai, Mr. Hai Lin Zhang and Mr. Gene Michael Bennett, the term of which continues until the director’s removal or resignation.  Pursuant to the Contract, the director is entitled to a director’s fee of $20,000 per annum, payable semi-annually, except in the case of Mr. Bennett whose fee is payable quarterly, and is in addition to any fees to which the director may be entitled under guidelines and rules established by us from time to time for compensating non-employee directors for serving on, and attending meetings of, committees of our Board of Directors and the board of directors of our subsidiaries.  The directors are also entitled to reimbursement of pre-approved reasonable business related expenses in the performance of their duties as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise stated, the address of all persons in the table is c/o China Agritech, Inc., Room 3F, No 11 Building, Zhonghong International Business Garden, Future Business Center, Chaoyang North Road, Chaoyang District, Beijing China 100024.

As of March 27, 2009, an aggregate of 24,699,615 shares of our common stock were outstanding.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]		Percent of Class[1]
Common Stock $0.001 par value	Yu Chang	Chief Executive Officer, President, Secretary and Chairman	10,364,834	[2]	41.96%

Common Stock $0.001 par value	Xiao Rong Teng	Director	624,552		2.53%

Common Stock $0.001 par value	China Tailong Group Limited		8,644,839	[2]	35%

Common Stock $0.001 par value	Zhu Ming Fang	Chief Operating Officer	—		—

Common Stock $0.001 par value	Yau-Sing Tang	Chief Financial Officer and Controller	100,000	[3]	0.4%
Common Stock $0.001 par value	Kelviz Lim Kok Siak	Vice President of Finance	—		—
Common Stock $0.001 par value	Gene Michael Bennett	Director	—		—
Common Stock $0.001 par value	Lun Zhang Dai	Director	—		—
Common Stock $0.001	Hai Lin Zhang	Director	—		—

Common Stock $0.001 par value	All officers and directors as a group (8 persons named above)		11,089,386		44.72%
Common Stock $0.001 par value	Wellington Trust Company, NA4		1,600,288		6.48%
Common Stock $0.001 par value	Total Shares Owned by Persons Named above		21,334,513		86.03%

*	Less than 1%.

[1]
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or or investment power within 60 days.  Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

[2]
Including 8,644,839 shares of our common stock held by China Tailong Group Limited of which Mr. Chang has 100% of the registered shares.  Although Mr. Chang owns 100% of the registered share of China Tailong Group Limited, Mr. Tao Liang and Mr. Tik Man Tsoi have an unwritten agreement with Mr. Chang entitling them to 5% and 30%, respectively, of the shares of China Tailong Group Limited.  Mr. Chang is deemed to be the beneficial owner of the 8,644,839 shares directly owned by China Tailong Group Limited and has shared voting and dispositive power over these 8,644,839 shares with China Tailong.  In addition, Mr. Chang has sole voting and dispositive power over 1,692,983 shares of our common stock.

[3]	Includes 100,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $2.00 per share.

[4]
The address is c/o Wellington Management Company, LLP, 75 State Street, Boston, MA  02109.  Based on Schedule 13G filed with the SEC on February 18, 2009, Wellington Trust, in its capacity as investment adviser, may be deemed to beneficially own 1,600,288 of our shares of common stock, which are held of record by clients of Wellington Trust.  Wellington Trust does not have any sole power to vote or dispose of the 1,600,288 shares of our common stock.  They have shared power to vote or dispose of such shares.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	150,000	2.5	3,450,000
Total	150,000	2.5	3,450,000

Changes in Control

Not Applicable.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Parties Transactions

Our 90% owned PRC subsidiary, Pacific Dragon, entered into a tenancy agreement with Yinlong, the joint venture partners, which at such time held a 10% equity interest in Pacific Dragon, to lease two factory plants and one office building with a total floor area of 9,878 sq. meters (approximately 75,541 sq. feet) for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB 1,200,000 (equivalent to $172,980 (at then current exchange rates)).  The tenancy agreement was revised by increasing the annual rent to RMB 3,600,000 (equivalent to $442,800 (at then current exchange rates)) effective from July 1, 2005.  During the years ended December 31, 2007 and December 31, 2008, we paid RMB 3,600,000 (equivalent to $528,084 (at then current exchange rates)) to Yinlong for each of those years.

On January 6, 2005, Pacific Dragon, entered into a license agreement with Mr. Chang, our Chief Executive Officer, President, Secretary and Chairman.  Under this license agreement, Mr. Chang granted an exclusive license to Pacific Dragon for the use of know-how in manufacturing organic liquid compound fertilizer on a royalty free basis.  On December 3, 2005, Mr. Chang and Pacific Dragon entered into another license agreement pursuant to which the term of the license was extended to a permanent license.  In accordance with Section 5.1(f) of the Securities Purchase Agreement, dated June 29, 2007, entered among us, Yu Chang and the investors named therein, an additional license agreement was entered for the know-how mentioned above between Mr. Chang and Pacific Dragon, confirming that the license has been extended to December 31, 2011.

On February 12, 2009,  Tailong, our wholly owned subsidiary, entered into (i) a share purchase agreement between Pacific Dragon and Yinlong, and (ii) a supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Chang and Ms. Xiao Rong Teng, one of our directors, pursuant to which Tailong has agreed to acquired Yinlong’s remaining 10% interest in Pacific Dragon for an aggregate purchase price of $7,980,000.  Mr. Chang owns 85% of Yinlong’s issued and outstanding shares and Ms. Teng owns the remaining 15% of Yinlong’s issued and outstanding shares. Following this transaction, we, through our subsidiaries, will become the sole owner of all issued and outstanding shares of Pacific Dragon.  Thus, we, as the sole shareholder of Tailong, will indirectly own 100% of Pacific Dragon.  Subject to approval of the government of the PRC, the transaction is expected to close in early April, 2009.

On February 12, 2009, in connection with the supplemental purchase agreement described above, Tailong issued an unsecured, interest-free promissory note in the principal amount of $6,980,000 to Yinlong as consideration for the purchase of its 10% interest in Pacific Dragon.  The promissory note has a maturity date of December 31, 2009 and Tailong may prepay all of any portion of the principal of the promissory note without penalty.  The unpaid principal balance of the promissory note is due and payable on December 31, 2009, unless accelerated pursuant to an event of default.

On July 2, 2007, Beijing Agritech entered into a tenancy agreement with Ms. Teng Xiao Rong, one of our directors, to lease an office with a total floor area of 780 meter square for a term of 5 years from February 1, 2007 to February 1, 2012 at an annual rent of RMB 492,000 (equivalent to approximately $70,922).

Director Independence

Three of our directors, Messrs. Dai, Bennett and  Zhang, have been determined to be independent under the listing standards of the NYSE Alternext US.  No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent.

Item 14.	Principal Accounting Fees and Services.

Effective April 18, 2008, we formally engaged Grobstein, Horwath & Company LLP as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended December 31, 2008.  Effective December 8, 2008, Grobstein, Horwath & Company LLP merged with and into Crowe Horwath LLP.  As a result of the merger, Grobstein Horwath & Company LLP resigned on January 7, 2009 as our independent registered public accounting firm and Crowe Horwath LLP was formally engaged on January 19, 2009 as our new independent public accounting firm.  Kabani & Co., LLP, Certified Public Accountants, was the our independent registered public accounting firm engaged to examine our consolidated financial statements for the fiscal year ended December 31, 2007, 2006 and 2005.

Fees for the fiscal years ended December 31, 2008 and 2007

Audit Fees.  Crowe, Horwath LLP was paid aggregate fees of approximately $150,000 for the audit of our annual financial statements for the fiscal year ended December 31, 2008.  Grobstein, Horwath & Company LLP was paid aggregate fees of approximately $50,000 for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008, and September 30, 2008.  Kabani & Co., LLP, was paid aggregate fees of approximately $145,000 for the fiscal year ended December 31, 2007 for professional services rendered for the audit of our annual financial statements, responding to SEC inquiries and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

Audit-Related Fees.  None.

Tax Fees.  None.

All Other Fees.  The aggregate fees billed in the fiscal years ended December 31, 2008 and 2007 for products and services provided by the principal accountant for the relevant fiscal year, other than services reported above under other captions of this Item 14 are $5,500 and $0, respectively.   This service provided by Kabani & Company, Inc. and Grobstein, Horwath & Company LLP for the fiscal year ended December 31, 2008 was for the opinion they issued in connection with the filing of Form S-8.

As provided for in our Audit Committee charter, the Audit Committee pre-approves all audit and non-audit services by the independent auditors as required by applicable law and the rules of any securities exhange upon which our securities may be listed.

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

4.1
Form of Registration Right Agreement, dated June 29, 2007, by and among us, Securities Transfer Corporation and the Investors (incorporated by reference to Exhibit 4 in registration statement on our Form S-1/A filed on October 19, 2007).

4.2	Common Stock Purchase Warrant, dated July 5, 2007, issued to Roth Capital Partner, LLC. (incorporated by reference to Exhibit 4.1 in our registration statement on Form S-1 filed on August 20, 2007).

10.1
Joint Venture Contract of Sino-foreign Contractual Joint Venture Pacific Dragon, dated June 9, 2004 (incorporated by reference to Exhibit 10.8 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.2
Transfer of Capital Contribution and Profit Agreement, dated June 8, 2004, by and among China Tailong Holdings Limited, Yinlong Industrial Co. Ltd., Beijing Taiming Applied Technology Institute and Cathay-Pacific Enterprises Ltd. (incorporated by reference to Exhibit 4.1 in our current report on Form 8-K filed on February 3, 2005, as amended).

10.3	Form of Escrow Agreement, dated June 2007 (incorporated by reference to Exhibit 10.2 in our current report on Form 8-K filed on July 6, 2007).

10.4	Form of Escrow Agreement, dated June 2007 (incorporated by reference to Exhibit 10.3 in our current report on Form 8-K filed on July 6, 2007).

10.5
Stock Purchase Agreement, dated March 2, 2006, by and among the registrant, China Tailong Group Limited and Mr. Yu Chang (incorporated by reference to Exhibit 10.11 in our registration statement on Form SB-2/A filed on April 28, 2006).

Exhibit No.	Description
10.6	Form of Securities Purchase Agreement, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on July 6, 2007).

10.7
Lease Agreement, dated December 30, 2003, by and between Pacific Dragon Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd. (incorporated by reference to Exhibit 10.6 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.8
Amendment to the Lease Agreement, dated June 28, 2005, by and between Pacific Dragon Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd. (incorporated by reference to Exhibit 10.12 in our annual report on Form 10-KSB filed on April 14, 2006).

10.9*	Lease Agreement, dated September 7, 2008, by and between China Tailong Holdings Company Limited and Superior Strategy Company Limited.

10.10
License Agreement, dated January 6, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.4 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.11
Permanent License Agreement, dated December 3, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.16 in our annual report on Form 10-KSB filed on April 14, 2006)

10.12
Permanent License Agreement, dated July 5, 2007, by and between Yu Chang and Pacific Dragon Fertilizers Co., Ltd. (incorporated by reference to Exhibit 10.21 in our registration statement on Form S-1 filed on August 17, 2007).

10.13
Employment Agreement, datd January 6, 2005, between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.5 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.14
Employment Agreement, dated May 8, 2007, by and between Kelviz Lim Kok Siak and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.23 in our registration statement on Form S-1 filed on August 20, 2007).

Exhibit No.	Description
10.15
Supplier contracts dated October 8, 2007, by and between China Agritech, Inc. and Sinochem Fertilizer Co., Ltd. (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on October 10, 2007).

10.16
Supplier contracts dated October 14, 2008, by and between China Agritech, Inc. and Sinochem Fertilizer Co., Ltd. (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on October 14, 2008).

10.17
Employment Agreement, dated October 17, 2008, by and between China Agritech, Inc. and Mr. Yau-Sing Tang (incorporated by reference to Exhibit 99.1 in our current report on Form 8-K filed on October 24, 2008).

10.18
Independent Director’s Contract, dated September 24, 2008, by and  between China Agritech, Inc. and Mr. Lun Zhang Dai (incorporated by reference to Exhibit 99.2 in our current report on Form 8-K filed on October 24, 2008)

10.19
Independent Director’s Contract, dated September 24, 2008, by and between China Agritech, Inc. and Mr. Hai Lin Zhang (incorporated by reference to Exhibit 99.3 in our current report on Form 8-K filed on October 24, 2008)

10.20
Independent Director’s Contract, dated September 24, 2008, by and between China Agritech, Inc. and Mr. Gene Michael Bennett (incorporated by reference to Exhibit 99.4 in our current report on Form 8-K filed on October 24, 2008)

10.21	China Agritech, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 in our registration statement on Form S-8 filed on December 22, 2008).

10.22	Form of Share Purchase Agreement, dated February 12, 2009, among Yinlong Industrial Co. Ltd., Tailong Holdings Company Limited and Pacific Dragon Fertilizer Co. Ltd. (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on February 18, 2008).

10.23	Form of Supplemental Share Purchase Agreement, dated February 12, 2009, among Yinlong Industrial Co. Ltd., Tailong Holdings Company Limited, Pacific Dragon Fertilizer Co. Ltd., Yu Chang and Xiao Rong Teng (incorporated by reference to Exhibit 10.2 in our current report on Form 8-K filed on February 18, 2008).

10.24	Form of Promissory Note, dated February 12, 2009, by Tailong Holding Company Limited, in favor of Yinlong Industrial Co. Ltd. (incorporated by reference to Exhibit 10.3 in our current report on Form 8-K filed on February 18, 2008).

Exhibit No.	Description
14	Code of ethics (incorporated by reference to Exhibit 14 in our annual report on Form 10-KSB filed on April 14, 2006)

16.1	Letter from Kabani & Company, Inc., regarding change in certifying accountant, dated May 7, 2008 (incorporated by reference to Exhibit 16.1 in our current report on Form 8-K filed on May 7, 2008).

16.2
Letter from Grobstein, Horwath & Company LLP regarding change in certifying accountant, dated February 13, 2009 (incorporated by reference to Exhibit 16.1 in our current report on Form 8-K/A filed on February 18, 2009).

16.3	Letter from Grobstein, Horwath & Company LLP regarding agreement with the disclosures made in the Current Report on Form 8-K/A, dated March 10, 2009 (incorporated by reference to Exhibit 16.2 in our current report on Form 8-K/A filed on March 10, 2009).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 in our annual report on Form 10K filed on April 2, 2007)

23.1*	Consent of Kabani & Company, Inc., independent registered public accounting firm

23.2*	Consent of Crowe Horwath LLP, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

CHINA AGRITECH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2007 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of China Agritech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Agritech, Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Sherman Oaks, California                                                                 /s/ Crowe Horwath  LLP
March 26, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Agritech and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Agritech Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2007.   These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Agritech Inc. and Subsidiaries as of December 31, 2007, and the consolidated income statements and their consolidated cash flows for the  year  ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 10, 2008

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

	DECEMBER 31, 2008	DECEMBER 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$11,952,235	$11,841,221
Restricted cash	—	2,011,415
Accounts receivable, net	34,773,115	21,876,368
Inventories	6,452,618	3,508,741
Advances to suppliers	10,795,357	12,343,255
Prepayments and other receivables	2,484,346	1,242,693

Total Current Assets	66,457,671	52,823,693
Property and equipment, net	4,496,045	3,798,958
Deposit for equipment	749,799
Construction in progress	961,551	—

Total Assets	$72,665,066	$56,622,651

LIABILITIES AND STOCKHOLDERS’S EQUITY
Current Liabilities
Accounts payable	$3,327,281	$41,146
Accrued expenses and other payables	221,954	229,049
Amount due to related parties	—	352,505
Taxes payable	1,388,897	1,650,243

Total Current Liabilities	4,938,132	2,272,943

Minority Interest	4,928,434	3,465,724

Commitments	—	—

Stockholders' Equity
Common stocks; $0.001 par value, 100,000,000 shares authorized, 24,699,615 shares issued and outstanding as of December 31,2008 and December 31,2007	24,700	24,700
Additional paid in capital	26,148,879	26,135,914
Statutory reserve	5,425,407	4,299,653
Accumulated other comprehensive income	5,837,917	2,578,107
Retained earnings	25,361,597	17,845,610

Total Stockholders' Equity	62,798,500	50,883,984

Total Liabilities and Stockholders' Equity	$72,665,066	$56,622,651

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Net revenue	$45,240,212	$38,008,580

Cost of revenue	(24,889,387)	(18,939,725)

Gross profit	20,350,825	19,068,855

Operating expenses
Selling expenses	(2,369,763)	(1,723,869)

Operating and administrative expenses	(4,265,655)	(2,418,895)

Total operating expenses	(6,635,418)	(4,142,764)

Income from operations	13,715,407	14,926,091

Other income/(expense)	(56,165)	(40,548)

Interest income	91,984	152,400

Exchange gain/(loss)	231,326	(271)

Total other income/(expense)	267,145	111,581

Income before income taxes and minority interests	13,982,552	15,037,672

Provision for income taxes	(4,151,782)	(5,391,464)

Income before minority interests	9,830,770	9,646,208

Minority interests	(1,189,029)	(1,117,583)

Net income	8,641,741	8,528,625

Other comprehensive income
Foreign currency translation adjustment	3,259,810	1,976,819

Comprehensive income	11,901,551	10,505,444
Basic weighted average shares outstanding	24,699,615	21,868,338
Basic net earning per share	0.35	0.39
Diluted weighted average shares outstanding	24,699,615	21,929,031
Diluted net earnings per share	0.35	$0.39

Basic and diluted weighted average shares outstanding are the same as there is no antidilutive effect.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common stock				Other
	Number of Shares	Amount	Additional paid-in- capital	Statutory reserves	Comprehensive income	Retained earnings	Total
Balance at December 31, 2006	19,143,615	$19,144	12,619,049	2,790,916	601,288	10,825,722	26,856,119
Stock issued for cash	5,556,000	5,556	13,478,922	—	—	—	13,484,478
Stock option expenses	—	—	37,943	—	—	—	37,943
Foreign currency translation	—	—	—	—	1,976,819	—	1,976,819
Net income for the year	—	—	—	—	—	8,528,625	8,528,625
Transfer to statutory reserve	—	—	—	1,508,737	—	(1,508,737)	—
Balance at December 31, 2007	24,699,615	$24,700	26,135,914	4,299,653	2,578,107	17,845,610	50,883,984
Stock issued for cash	—	—	—	—	—	—	—
Stock option expenses	—	—	12,965	—	—	—	12,965
Foreign currency translation	—	—	—	—	3,259,810	—	3,259,810
Net income for the year	—	—	—	—	—	8,641,741	8,641,741
Transfer to statutory reserve	—	—	—	1,125,754	—	(1,125,754)	—
Balance at December 31, 2008	24,699,615	$24,700	26,148,879	5,425,407	5,837,917	25,361,597	62,798,500

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income	8,641,741	8,528,625
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Stock based compensation	12,965	37,942
Minority Interest	1,189,029	1,117,583
Depreciation and amortisation	549,341	390,736
Provision for doubtful debts	195,616	57,745
Decrease / (Increase) in current assets:
Accounts receivable	(11,306,241)	(9,333,639)
Inventories	(2,638,273)	(2,186,497)
Advances to suppliers	1,668,798	(3,626,775)
Prepayments and other receivable	(1,503,874)	(455,699)
Due from shareholders	—	22,532
(Decrease) / Increase in current liabilities:
Accounts payable	3,226,288	(357,627)
Tax payables	(375,076)	532,043
Accrued expenses and other payables	(553,730)	625,851
Net cash used in operating activities	(893,416)	(4,647,180)
Cash flows from investing activities:
Acquisition of property & equipment	(951,588)	(1,429,517)
Construction in progress	(966,168)	—
Restricted cash	11,415	88,821
Net cash used in investing activities	(1,906,341)	(1,340,696)
Cash flows from financing activities:
Amount held in escrow account	2,000,000	(2,000,000)
Advance from shareholders	—
Issuance of shares for cash	—	13,484,478
Net cash provided by financing activities	2,000,000	11,484,478
Net increase in cash and cash equivalents	(799,757)	5,496,602
Effect of exchange rate change on cash and cash equivalents	910,771	(85,390)
Cash and cash equivalents, beginning of year	11,841,221	6,430,009
Cash and cash equivalents, end of year	11,952,235	11,841,221
Supplement disclosure of cash flow information:
Interest expense paid	$—	$—
Income taxes paid	4,437,384	$5,266,039
Cash from issue of common stock placed in escrow account	—	$2,000,000
Noncash Investment and Financing Activity
Offset of amounts due to/from stockholders	$320,666	—

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Agritech (the "Company" or “we”) is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers, organic granular compound fertilizers and related agricultural products. Our business operations are primarily conducted through Anhui Agritech Agriculture Development Limited (“Anhui Agritech”), Beijing Agritech Fertilizer Ltd. (“Beijing Agritech”), China Tailong Holdings Company Limited ("Tailong") and Tailong’s subsidiary, Pacific Dragon Fertilizers Co. Ltd. ("Pacific Dragon"). Our revenues are derived from the sale of our fertilizers and related agricultural products to our customers.

We acquired the line of business in which we now operate by entering into a transaction with Tailong and the shareholders of Tailong pursuant to the Reorganization Agreement (defined below) effective February 3, 2005.  We were originally incorporated on January 5, 1925, under the laws of the State of Nevada as Argyle Mining Company. We changed our name to Argyle Corporation in January 1960, Basic Empire in November 1963, Basic Empire Corp in December 1976 and finally to China Agritech, Inc. in May 2005. On August 10, 2004, we changed our corporate domicile from Nevada to Delaware. Throughout our existence, we have changed our business model several times, and conducted no substantive business from 1986 until February 2005, when we closed the transaction pursuant to the Reorganization Agreement.

On December 25, 2004, the Company, Tailong, and the stockholders of Tailong (the "Tailong Stockholders") entered into the Agreement and Plan of Reorganization ("Reorganization Agreement"), as amended and such reorganization became effective on February 3, 2005.  The Reorganization Agreement provided for the acquisition by the Company from the Tailong Stockholders of all of the issued and outstanding Tailong shares in exchange for 10,606,158 shares of newly issued restricted common stock of the Company, whereby the Tailong Stockholders obtained control of the Company and as a result, Tailong became a wholly-owned subsidiary of the Company.

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

Prior to the equity transfer, CAI established a wholly owned subsidiary, Beijing Agritech Fertilizer Limited (“Agritech Fertilizer”). Agritech Fertilizer engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Principles of consolidation

The consolidated financial statements include the accounts of China Agritech, Inc. and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

c. Basis of presentation

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

d.   Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

e.   Accounts receivable

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

g.   Advances to suppliers

The Company provides advances to certain vendors for purchase of its material. Advancing of funds to vendors is a common practice in China and the Company expects to realize these advances in the form of inventory receipts within a one year period.

h.   Property and equipment

Property and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation and amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 15 years for machinery; 3 to 5 years or shorter of the lease period for leasehold improvement, 5 to 10 years for office equipment; and 5 to 8 years for motor vehicles.

i.   Construction in Progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use.

j.   Impairment

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

The Company tests long-lived assets, including property and equipment subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2008 and year ended December 31, 2007.

k.   Revenue recognition

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

l.   Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2008 and 2007 were $646,242 and $460,403, respectively.

m. Shipping and Handling

The Company classifies shipping cost under selling expenses. Shipping costs for the year ended December 31, 2008 and 2007 were $720,401 and $405,877, respectively

n.   Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting foe uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2008 and 2007, the tax years which remain subject to examination by major tax jurisdictions (PRC) as of December 31, 2008. We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

o.   Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” According to SFAS No. 52, all assets and liabilities is translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

p.   Fair values of financial instruments

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

q.   Earning per share (EPS)

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings per share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive warrant and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

		2008			2007
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Shares	Income	Shares	Shares
Earning per share - basic

Income available to common stockholders	$8,641	24,700	$0.35	$8,529	21,868	$0.39

Effect of dilutive options and warrants	—	—	—	—	60

Earning per share - diluted

Income available to common stockholders	$8,641	24,700	$0.35	$8,529	21,928	$0.39

The dilutive earnings per share computation for 2008 excludes options and warrants to purchase 538,920 shares of common stock and for 2007 excludes options and warrants to purchase 438,920 shares of common stock because the impact was anti-dilutive.

r.   Segment reporting

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

s.   Statement of cash flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheets.

t.   Stock-based compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2005, and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period.

u.   Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of SFAS No.159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 is effective for the Company’s fiscal year beginning after December 15, 2008. Management is currently evaluating the effect of this pronouncement on the Consolidated Financial Statements.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its Consolidated Financial Statements..

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company will evaluate the impact that this statement will have on its Consolidated Financial Statements when this pronouncement becomes effective.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years and interim periods beginning after November 15, 2008. We expect to adopt FSP No. FAS 157-2 as of January 1, 2009, and we are currently assessing the impact of applying SFAS No. 157 to non-financial assets and non-financial liabilities on our results of operations, cash flows and financial position.  The impact of FAS 157 with respect to financial assets did not have a significant impact on our financial statements.

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

 3. RESTRICTED CASH

On July 5, 2007, the Company issued and sold 5,556,000 shares of its common stock for $2.70 per share for a purchase price, in the aggregate, of $15,001,200. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and $2,000,000 was deposited in an escrow account. The balance held in escrow was $2,000,000 as of December 31, 2007. In December 2008, the $2,000,000 was released from escrow.

Included in the balance at December 31, 2007, there was an amount of $11,415 held for the settlement of outstanding share transfer agent fee.

There were no requirements or contingencies with respect to this restricted cash balance beyond the amount being held in escrow until certain specified conditions were fulfilled.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31	December 31
	2008	2007
Accounts receivable	$35,221,721	$22,104,349
Less: Allowance for doubtful accounts	(448,606)	(227,981)
	$34,773,115	$21,876,368

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	December 31	December 31
	2008	2007
Balance at the beginning of the year	$227,981	170,236
Add: provision during the year	220,625	57,745
Balance at the end of the year	$448,606	$227,981

5. INVENTORIES

Inventories consist of the following as of December 31, 2008 and December 31, 2007:

	December 31	December 31
	2008	2007
Raw Materials	$4,941,787	$2,579,210
Packing Materials	107,053	37,645
Finished goods	1,403,778	891,886
	$6,452,618	$3,508,741

6. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables primarily include prepaid rent, prepaid advertising and advanced travel expenses to employees.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2008 and December 31, 2007:

	December 30	December 31
	2008	2007
Manufacturing machinery	$4,735,761	$3,750,525
Leasehold improvement	439,341	165,905
Office equipment	220,031	210,998
Motor vehicles	619,149	565,310
	6,014,282	4,692,738
Less: Accumulated Depreciation	(1,518,237)	(893,780)
	$4,496,045,	$3,798,958

Depreciation and amortization expense for the year ended December 31, 2008 and 2007 was $548,571 and $390,736, respectively.

8. CONSTRUCTION IN PROGRESS

 The construction in progress consists of property and equipment for the organic granular compound fertilizer plants in Harbin.

9. DEPOSIT FOR EQUIPMENT

Deposit for equipment consists of advances to the supplier for the purchase of machinery for granular organic fertilizer plant.

10. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of December 31, 2008 and December 31, 2007:

	December 31	December 31
	2008	2007
Other accrued expense	105,924	103,495
Other payables	116,030	125,555
	$221,954	$229,050

11. AMOUNTS DUE TO RELATED PARTIES

The amounts due to related parties represented advances from the Company’s officers and shareholders, and were unsecured, non-interest bearing and due on demand.

12. TAXES PAYABLE

Taxes payable consist of the following as of December 31, 2008 and December 31, 2007:

	December 31	December 31
	2008	2007
Income tax payable	$857,324	$1,069,936
VAT tax payable	529,313	576,911
Others	2,260	3,396
	$1,388,897	$1,650,243

13. INCOME TAXES

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 25% and 33% (30% state income taxes plus 3% local income taxes) for the year ended December 31, 2008 and 2007, respectively, on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law  replaced the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DEs and FIEs. The two years tax exemption and the three years 50% tax reduction tax holiday for production-oriented FIE will be eliminated.

The provision for income taxes for the year ended December 31, 2008 and 2007 consisted of the following:

	Year ended December 31,
	2008	2007
Provision for China income and local tax	$4,151,782	$5,391,464

The following table reconciles the statutory rates to the Company’s effective tax rate at December 31, 2008 and 2007 respectively;

	2008	2007
Tax at statutory rate	25%	33%
Net operating loss in other tax jurisdiction for where no benefit is realized	5%	3%
	30%	36%

 14. MINORITY INTEREST

Represents the 10% interest of our minority shareholder, Yinlong Industrial Co., Ltd., a related party of the Company, in Pacific Dragon.

15. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

16. MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounted for more than 10% of the total net revenue for the year ended December 31, 2008 and 2007.

Four vendors provided approximately 68% of the Company’s raw materials for the year ended December 31, 2008, with each vendor individually accounting for approximately 33%, 12%, 12% and 11%. Four vendors provided approximately 80% of the Company’s dollar value of raw materials for the year ended December 31, 2007, with each individually accounting for approximately 31%, 19%, 21% and 10%.

17. RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing January 1, 2002, the Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 8% of his/her basic salary. For the years ended December 31, 2008 and 2007, contributions made by the Company were approximately $43,871and $27,085 respectively.

18. STOCK OPTIONS AND WARRANTS

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

As a result of adopting SFAS No. 123R, the Company recognized $12,965 and $37,942 in share-based compensation expense for the year ended December 31, 2008 and 2007.  There was no impact of this share-based compensation expense on the Company's basic and diluted earnings per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

The Company’s 2008 Equity Incentive Plan (“the Plan”) which was shareholder approved, permits the grant of Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards as the Administrator may determine to its Employees, Directors and Consultants. Three million six hundred thousand (3,600,000) Shares will be available for issuance under the Plan. The Company believes the Plan will promote the success of the Company’s business, advance the interests of the Company, and attract and retain the best available personnel for positions of substantial responsibility  The exercise price per share with respect to the Plan will be determined by the Administrator provided that the exercise price per share cannot be less than the Fair Market Value of a Share on the Grant Date and the Administrator shall establish and set forth in the Award Agreement the times, installments or conditions upon which the Option, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards shall vest and become exercisable, which may include, among other things, the achievement of the Company-wide, business unit, and individual goals (including, but not limited to continued employment or services)

Options

In connection with the appointment of the Company’s new CFO, which occurred on October 17, 2008, the Company granted the CFO options to purchase 100,000 shares of its common stock. The options vested immediately upon signing of the employment contract. The exercise price of the options is $2.00 per share.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

2008
Risk-free interest rate	1.34%
Expected life of the options	1 year
Expected volatility	99%
Expected dividend yield	0%

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Grant Date Fair Market Value of a Share
Outstanding, December 31, 2006	50,000	$3.50
Granted
Forfeited
Exercised
Outstanding, December 31, 2007	50,000	$3.50
Granted	100,000	2.00	$0.13
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2008	150,000	$2.50

Following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	50,000	2.4 years	$3.50	50,000	$3.50
$2.00	100,000	4.8 years	2.00	100,000	2.00

As of December 31, 2008, our options had no intrinsic value.

Warrants

In connection with a private placement which occurred on July 5, 2007, the Company granted the private placement consultant warrants to purchase 388,920 shares of its common stock. The warrants vested immediately. The exercise price of the warrants is $2.70 per share.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	5.02%
Expected life of the options	5 years
Expected volatility	83%
Expected dividend yield	0%

Following is a summary of the warrants activity:

	Warrants outstanding	Weighted Average Exercise Price	Grant Date Fair Market Value of a Share
Outstanding, December 31, 2006	—	$—
Granted	388,920	$2.70	$2.31
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2007	388,920	$2.70
Granted
Forfeited
Exercised
Outstanding, December 31, 2008	388,920	$2.70

Following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$2.70	388,920	3.5 years	$2.70	388,920	$2.70

As of December 31, 2008, our warrant had no intrinsic value.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of December 31, 2008 and December 31, 2007 amounted to $5,425,406 and $4,299,653, respectively.

20. RELATED PARTY TRANSACTIONS AND COMMITMENTS AND LEASES

On January 6, 2005, our subsidiary Pacific Dragon entered into a license agreement with Mr. Yu Chang, our Chairman, Chief Executive Officer and President. Under this license agreement, Mr. Chang granted an exclusive license to Pacific Dragon for the use of know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. The Company continues to refine the manufacturing know-how of the product at its expense. On December 3, 2005, Mr. Chang and Pacific Dragon entered into another license agreement pursuant to which the term of the license was extended to a permanent license. In accordance with the Securities Purchase Agreement, dated June 29, 2007, among the Company, Mr. Chang, and the investors named therein, an additional license agreement was entered into for the know-how mentioned above between Mr. Chang and Pacific Dragon Fertilizers Co. Ltd. (a subsidiary of the Company), confirming that the license has been extended until December 31, 2011.

The Company's PRC subsidiary, Pacific Dragon, has entered into a tenancy agreement with a related party, Yinlong Industrial Co. Ltd. ("Yinlong"), the joint venturer holding a 10% equity interest in Pacific Dragon, to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB 1,200,000 (equivalent to $144,578). The tenancy agreement was revised by increasing the annual rent to RMB 3,600,000 (equivalent to $518,940) effective from July 1, 2005.  Yinlong is owned and controlled by Mr. Yu Chang and Ms. Xiaorong Tang, who are directors of the Company.

On July 2, 2007, Agritech Fertilizer Co., Ltd entered into a tenancy agreement with Ms Teng Xiao Rong (a director of the Company) to lease an office with a total floor area of 780 meter square for a term of 5 years from February 1, 2007 to February 1, 2012 at an annual rent of RMB 492,000 (equivalent to approximately $70,922) effective from July 2, 2007.

As of December 31, 2008, we have approximately $219,718 in capital commitments for the purchase of organic granular compound fertilizer’s production facilities.

The Company incurred rent expense of $888,460 and $701,761 related to the above leases for the  year ended December 31, 2008 and 2007, respectively.  The rent obligations for the next five years after December 31, 2008 are as follows:

Year 2009	915,223
Year 2010	880,982
Year 2011	830,183
Year 2012	681,978
Year 2013	576,492
Thereafter	171,627
$4,056,485

21. SUBSEQUENT EVENT

On February 12, 2009,  Tailong entered into a share purchase agreement with Pacific Dragon Fertilizers Co. Ltd., or Pacific Dragon,  and Yinlong Industrial Co. Ltd., or Yinlong, and a supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang, the Company’s Chief Executive Officer, President, Secretary and Chairman, and Ms. Xiao Rong Teng, one of the Company’s directors, pursuant to which Tailong agreed to acquire Yinlong’s 10% interest in Pacific Dragon for an aggregate purchase price of $7,980,000.  Mr. Chang has an 85% equity interest in Yinlong and Ms. Teng owns the remaining 15% equity interest.  Following this transaction, the Company, as the sole shareholder of Tailong, will indirectly own 100% of Pacific Dragon.  Subject to approval from the Ministry of Commerce of the People’s Republic of China, the transaction is expected to close in early April, 2009.

On February 12, 2009, in connection with the supplemental purchase agreement described above, Tailong issued an unsecured, interest-free promissory note in the principal amount of $6,980,000 to Yinlong as consideration for the purchase of its 10% interest in Pacific Dragon.  The promissory note has a maturity date of December 31, 2009 and Tailong may prepay all of any portion of the principal of the promissory note without penalty.  The unpaid principal balance of the promissory note is due and payable on December 31, 2009, unless accelerated pursuant to an event of default.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AGRITECH, INC.

March 31, 2009	By:	/s/ Yu Chang
(Date Signed)		Yu Chang, Chief Executive Officer, President, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Yu Chang	Chief Executive Officer, President, Secretary and Chairman	March 31, 2009
Yu Chang

/s/ Yau Sing Tang	Chief Financial Officer and Controller	March 31, 2009
Yau-Sing Tang

/s/ Ming Fang Zhu	Chief Operating Officer	March 31, 2009
Ming Fang Zhu

s/ Xiarong Teng	Director	March 31, 2009
Xiarong Teng

/s/ Gene Michael Bennett	Director	March 31, 2009
Gene Michael Bennett

/s/ Lun Zhang Dai	Director	March 31, 2009
Lun Zhang Dai

/s/ Hai Lin Zhang	Director	March 31, 2009
Hai Lin Zhang

Exhibit Index

Exhibit No.	Description
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

4.1
Form of Registration Right Agreement, dated June 29, 2007, by and among us, Securities Transfer Corporation and the Investors (incorporated by reference to Exhibit 4 in registration statement on our Form S-1/A filed on October 19, 2007).

4.2	Common Stock Purchase Warrant, dated July 5, 2007, issued to Roth Capital Partner, LLC. (incorporated by reference to Exhibit 4.1 in our registration statement on Form S-1 filed on August 20, 2007).

10.1
Joint Venture Contract of Sino-foreign Contractual Joint Venture Pacific Dragon, dated June 9, 2004 (incorporated by reference to Exhibit 10.8 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.2
Transfer of Capital Contribution and Profit Agreement, dated June 8, 2004, by and among China Tailong Holdings Limited, Yinlong Industrial Co. Ltd., Beijing Taiming Applied Technology Institute and Cathay-Pacific Enterprises Ltd. (incorporated by reference to Exhibit 4.1 in our current report on Form 8-K filed on February 3, 2005, as amended).

10.3	Form of Escrow Agreement, dated June 2007 (incorporated by reference to Exhibit 10.2 in our current report on Form 8-K filed on July 6, 2007).

10.4	Form of Escrow Agreement, dated June 2007 (incorporated by reference to Exhibit 10.3 in our current report on Form 8-K filed on July 6, 2007).

10.5
Stock Purchase Agreement, dated March 2, 2006, by and among the registrant, China Tailong Group Limited and Mr. Yu Chang (incorporated by reference to Exhibit 10.11 in our registration statement on Form SB-2/A filed on April 28, 2006).

Exhibit No.	Description
10.6	Form of Securities Purchase Agreement, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on July 6, 2007).

10.7
Lease Agreement, dated December 30, 2003, by and between Pacific Dragon Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd. (incorporated by reference to Exhibit 10.6 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.8
Amendment to the Lease Agreement, dated June 28, 2005, by and between Pacific Dragon Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd. (incorporated by reference to Exhibit 10.12 in our annual report on Form 10-KSB filed on April 14, 2006).

10.9*	Lease Agreement, dated September 7, 2008, by and between China Tailong Holdings Company Limited and Superior Strategy Company Limited.

10.10
License Agreement, dated January 6, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.4 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.11
Permanent License Agreement, dated December 3, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.16 in our annual report on Form 10-KSB filed on April 14, 2006)

10.12
Permanent License Agreement, dated July 5, 2007, by and between Yu Chang and Pacific Dragon Fertilizers Co., Ltd. (incorporated by reference to Exhibit 10.21 in our registration statement on Form S-1 filed on August 17, 2007).

10.13
Employment Agreement, datd January 6, 2005, between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.5 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

10.14
Employment Agreement, dated May 8, 2007, by and between Kelviz Lim Kok Siak and Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 10.23 in our registration statement on Form S-1 filed on August 20, 2007).

Exhibit No.	Description
10.15
Supplier contracts dated October 8, 2007, by and between China Agritech, Inc. and Sinochem Fertilizer Co., Ltd. (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on October 10, 2007).

10.16
Supplier contracts dated October 14, 2008, by and between China Agritech, Inc. and Sinochem Fertilizer Co., Ltd. (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on October 14, 2008).

10.17
Employment Agreement, dated October 17, 2008, by and between China Agritech, Inc. and Mr. Yau-Sing Tang (incorporated by reference to Exhibit 99.1 in our current report on Form 8-K filed on October 24, 2008).

10.18
Independent Director’s Contract, dated September 24, 2008, by and  between China Agritech, Inc. and Mr. Lun Zhang Dai (incorporated by reference to Exhibit 99.2 in our current report on Form 8-K filed on October 24, 2008)

10.19
Independent Director’s Contract, dated September 24, 2008, by and between China Agritech, Inc. and Mr. Hai Lin Zhang (incorporated by reference to Exhibit 99.3 in our current report on Form 8-K filed on October 24, 2008)

10.20
Independent Director’s Contract, dated September 24, 2008, by and between China Agritech, Inc. and Mr. Gene Michael Bennett (incorporated by reference to Exhibit 99.4 in our current report on Form 8-K filed on October 24, 2008)

10.21	China Agritech, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 in our registration statement on Form S-8 filed on December 22, 2008).

10.22	Form of Share Purchase Agreement, dated February 12, 2009, among Yinlong Industrial Co. Ltd., Tailong Holdings Company Limited and Pacific Dragon Fertilizer Co. Ltd. (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on February 18, 2008).

10.23	Form of Supplemental Share Purchase Agreement, dated February 12, 2009, among Yinlong Industrial Co. Ltd., Tailong Holdings Company Limited, Pacific Dragon Fertilizer Co. Ltd., Yu Chang and Xiao Rong Teng (incorporated by reference to Exhibit 10.2 in our current report on Form 8-K filed on February 18, 2008).

10.24	Form of Promissory Note, dated February 12, 2009, by Tailong Holding Company Limited, in favor of Yinlong Industrial Co. Ltd. (incorporated by reference to Exhibit 10.3 in our current report on Form 8-K filed on February 18, 2008).

Exhibit No.	Description
14	Code of ethics (incorporated by reference to Exhibit 14 in our annual report on Form 10-KSB filed on April 14, 2006)

16.1	Letter from Kabani & Company, Inc., regarding change in certifying accountant, dated May 7, 2008 (incorporated by reference to Exhibit 16.1 in our current report on Form 8-K filed on May 7, 2008).

16.2	Letter from Grobstein, Horwath & Company LLP regarding change in certifying accountant, dated February 13, 2009 (incorporated by reference to Exhibit 16.1 in our current report on Form 8-K/A filed on February 18, 2009).

16.3	Letter from Grobstein, Horwath & Company LLP regarding agreement with the disclosures made in the Current Report on Form 8-K/A, dated March 10, 2009 (incorporated by reference to Exhibit 16.2 in our current report on Form 8-K/A filed on March 10, 2009).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 in our annual report on Form 10K filed on April 2, 2007)

23.1*	Consent of Kabani & Company, Inc., independent registered public accounting firm

23.2*	Consent of Crowe Horwath LLP, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith