Form 10-Q
period 2009-03-31
CHINA AGRITECH INC
filed 2009-05-14
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2009, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,699,615

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	MARCH 31, 2009	DECEMBER 31, 2008
		(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,483,255	$11,952,235
Accounts receivable, net	36,017,638	34,773,115
Inventories	12,904,898	6,452,618
Advances to suppliers	10,567,608	10,795,357
Deposit paid	1,000,000	-
Prepayments and other receivables	2,299,241	2,484,346

Total Current Assets	68,272,640	66,457,671

Property and equipment, net	4,338,877	4,496,045
Deposit for equipment	747,706	749,799
Construction in progress	980,056	961,551

Total Assets	$74,339,279	$72,665,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,692,492	$3,327,281
Accrued expenses and other payables	360,389	221,954
Taxes payable	1,400,246	1,388,897

Total Current Liabilities	5,453,127	4,938,132

Commitments	-	-

Stockholders' Equity
China Agritech’s stockholders’ equity
Common stocks; $0.001 par value, 100,000,000 shares authorized; 24,699,615 shares issued and outstanding	24,700	24,700
Additional paid in capital	26,148,879	26,148,879
Statutory reserves	5,617,891	5,425,407
Accumulated other comprehensive income	5,736,104	5,837,917
Retained earnings	26,221,974	25,361,597

Total China Agritech’s stockholders’ equity	63,749,548	62,798,500
Non-controlling interest in subsidiary	5,136,604	4,928,434

Total stockholders’ equity	68,886,152	67,726,934

Total Liabilities and Stockholders’ Equity	$74,339,279	$72,665,066

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	MARCH 31,
	2009	2008

Net revenue	$7,347,376	$7,317,083
Cost of revenue	(3,978,685)	(3,681,006)
Gross profit	3,368,691	3,636,077
Operating expenses
Selling expenses	(405,719)	(706,590)
Operating and administrative expenses	(983,675)	(873,554)
Total operating expenses	(1,389,394)	(1,580,144)
Income from operations	1,979,297	2,055,933
Other income (expense)
Interest income	2,573	61,673
Exchange gain (loss)	(447)	5,227
Total other income (expense)	2,126	66,900
Income before income taxes	1,981,423	2,122,833
Provision for income taxes	(714,278)	(717,280)
Net income	1,267,145	1,405,554
Net income attributable to non-controlling interest in a subsidiary	(214,283)	(215,184)
Net income attributable to China Agritech’s common stockholders	1,052,862	1,190,370
Other comprehensive income
Foreign currency translation adjustment	(101,813)	1,318,663
Comprehensive income	951,049	$2,509,033
Comprehensive income attributable to non-controlling interest in a subsidiary	17,217	(201,881)
Comprehensive income attributable to China Agritech	$968,266	$2,307,152
Basic and diluted weighted average shares outstanding	24,699,615	24,699,615
Basic and diluted net earnings per share	$0.04	$0.05

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	MARCH 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,267,145	$1,405,554
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	152,442	169,073
(Increase) decrease in current assets:
Accounts receivable	(1,287,193)	(4,878,589)
Prepayments and other receivables	170,089	508,620
Inventories	(6,460,298)	(343,047)
Advances to suppliers	215,676	1,972,398
Increase (decrease) in current liabilities:
Accounts payable	369,294	198,230
Other payable	32,867	(265,113)
Tax payable	13,053	(461,731)
Accrued liabilities and other payables	121,490	201,256
Net cash used in operating activities	(5,405,4350)	(1,493,349)

Cash flows from investing activities:
Acquisition of property and equipment	(598)	(385,342)
Deposit paid for acquisition of 10% interest in Pacific Dragon	(1,000,000)	-
Net cash used in investing activities	(1,000,598)	(385,342)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(6,406,033)	(1,878,691)

Foreign currency translation adjustment	(62,947)	(229,840)

Cash and cash equivalents, beginning of period	11,952,235	11,852,636

Cash and cash equivalents, end of period	$5,483,255	$9,744,105

Supplement disclosure of cash flow information:
Income taxes paid	$698,041	$1,093,804

Non-cash Investment and Financing Activity
Offset of amounts due to/from stockholders	$-	$330,985

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to the “Company”, “China Agritech”, “we”, “us” or “our” are references to the combined business of China Agritech, Inc. and its subsidiaries.

China Agritech, Inc. is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers; organic granular compound fertilizers and related agricultural products. Our business operations are primarily conducted through the following direct and indirect subsidiaries:  Anhui Agritech Agriculture Development Limited (“Anhui Agritech”), Beijing Agritech Fertilizer Ltd. (“Beijing Agritech”), China Tailong Holdings Company Limited ("Tailong") and Pacific Dragon Fertilizers Co. Ltd. ("Pacific Dragon").  Our revenues are derived from the sale of our fertilizers and related agricultural products to our customers.

We acquired the line of business in which we now operate by entering into a transaction with Tailong and the shareholders of Tailong pursuant to the Reorganization Agreement (defined below) on February 3, 2005.  We were originally incorporated on January 5, 1925, under the laws of the State of Nevada as Argyle Mining Company. We changed our name to Argyle Corporation in January 1960, Basic Empire in November 1963, Basic Empire Corp in December 1976 and finally to China Agritech, Inc. in May 2005. On August 10, 2004, we changed our corporate domicile from Nevada to Delaware. Throughout our existence, we have changed our business model several times, and conducted no substantive business from 1986 until February 2005, when we closed the transaction pursuant to the Reorganization Agreement.

On December 25, 2004, we entered into the Agreement and Plan of Reorganization (the "Reorganization Agreement"), as amended with Tailong, and the stockholders of Tailong (the "Tailong Stockholders") We acquired all of the issued and outstanding Tailong shares from the Tailong Stockholders in exchange for 10,606,158 shares of our newly issued restricted common stock, whereby the Tailong Stockholders obtained control of the Company and Tailong became our wholly-owned subsidiary.

As a result of the acquisition we took on the business of our operating subsidiaries and became a fertilizer manufacturer conducting operations in the People's Republic of China (the "PRC") through Tailong and Tailong's 90% owned subsidiary, Pacific Dragon.

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

On June 29, 2006, we established a wholly owned subsidiary, Anhui Agritech. Anhui Agritech engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers.

On November 1, 2006,we entered into an equity transfer agreement with stockholders of CAI Investment, Inc (the “CAI stockholders”). The CAI stockholders transferred 100% equity interest in CAI Investment, Inc. (“CAI”) to the Company in exchange for $1,000.  Prior to the equity transfer, CAI established a wholly owned subsidiary, Beijing Agritech.  Beijing Agritech engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  These unaudited consolidated financial statements for interim periods are unaudited.  In the opinion of management, the consolidated financial statements included all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation.  The results reported in these unauidted consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.  U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Company, which were prepared in accordance with the relevant accounting principles and financial reporting regulations in the PRC.  Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

Unless otherwise noted, all references to "$" and dollar are to the United States dollar, the legal currency of the United States.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

a.   Principles of consolidation

The unaudited consolidated financial statements include the accounts of China Agritech, Inc. and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

b.   Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

c.   Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company gives most clients an extended credit policy for up to one year. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been material.

 d.   Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value.

e.   Advances to suppliers

The Company provides advances to certain vendors for purchase of its material. Advancing of funds to vendors is common practice in China and the Company expects to realize these advances in the form of inventory receipts within a one-year period.

f.   Property and equipment

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

g.   Construction in Progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

h.   Impairment

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

The Company tests long-lived assets, including property and equipment subject to periodic amortization, for recoverability at least annually during the fourth quarter, or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. The Company has not identified any incidence that may indicate the carrying value of its long-lived assets may not be recoverable for three months ended March 31, 2009 and 2008.

i. Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

The Company's revenue consists of the invoiced value of goods, net of a value-added tax (“VAT”) and marketing rebate.

j. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for three months ended March 31, 2009 and 2008 were $110,213 and $101,454, respectively.

k. Shipping and Handling

The Company classifies shipping cost under selling expenses. Shipping costs for three months ended March 31, 2009 and 2008 were $112,298 and $141,004, respectively.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

m.   Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” According to SFAS No. 52, all assets and liabilities is translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity.

n.   Fair values of financial instruments

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

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

For three months ended March 31, 2009 and 2008		2009			2008
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Shares	Income	Shares	Shares
Earning per share - basic

Income available to common stockholders	$1,053	24,700	$0.04	$1,190	24,700	$0.05

Effect of dilutive options and warrants	—	—	—	—	-

Earning per share - diluted

Income available to common stockholders	$1,053	24,700	$0.04	$1,190	24,700	$0.05

The dilutive earnings per share computation for three months ended March 31, 2009 excludes options and warrants to purchase 538,920 shares of common stock and for three months ended March 31, 2008 excludes options and warrants to purchase 438,920 shares of common stock because the impact was anti-dilutive.

q.   Segment reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS No. 131 has no effect on the Company's unaudited consolidated financial statements as the Company operates in one reportable business segment.

r.   Statement of cash flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheets.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

s.   Stock-based compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2005, and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period

t.   Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 was effective beginning in the Company’s fiscal 2009. The provisions of SFAS 160 were applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon the adoption of SFAS 160, the Company reclassified the “minority interest” balance previously included in other liabilities of the Company’s Consolidated Balance Sheet to a new component of equity. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including non-controlling interest and net income attributable to the Company’s common stockholders.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year, which the Company adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.
The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The book values of cash, accounts and other receivable, accounts and other payables approximate their respective fair values due to the short-term nature of these instruments. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

t.   Recent Accounting Pronouncements (Cont’d)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects by establishing principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company must apply prospectively SFAS No. 141(R) to business combinations for which the acquisition date is on or after the beginning of 2009. The impact that adoption of SFAS No. 141(R) will have on the Company’s financial condition, results of operations and cash flows is dependent upon many factors. Such factors would include, among others, the fair values of the assets acquired and the liabilities assumed in any applicable business combination, the amount of any costs the Company would incur to effect any applicable business combination, and the amount of any restructuring costs the Company expected but was not obligated to incur as the result of any applicable business combination. Thus, the Company cannot accurately predict the effect SFAS No. 141(R) will have on acquisitions until such acquisitions are consummated.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS No. 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 took effect in the first quarter of fiscal 2009. The adoption of SFAS No. 161 did not have any material impact on the Company’s unaudited consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 became effective 60 days following September 16.2008, the date of SEC’s order approving the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS No. 162 did not have any material impact on the Company’s unaudited consolidated financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 163 did not have a material impact on the Company’s unaudited consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 ("FSP FAS 141R-1"), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, "Accounting for Contingencies", to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. Accordingly, the Company adopted this FSP during the first quarter of 2009. The adoption of FSP FAS 141R-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

As a result of the recent credit crisis, on October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active. The FSP addresses how management should consider measuring fair value when relevant observable data does not exist. The FSP also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Adoption of this standard had no effect on our results of operations, cash flows or financial position.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

u.   New Accounting Pronouncements to be Adopted

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt FSP FAS 132(R)-1 in the fourth quarter of 2009. The Company is currently assessing the impact that this FSP may have on the disclosures in the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements" , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the second quarter of 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of March 31, 2009 and December 31, 2008

	March 31 2009	December 31 2008
Accounts receivable	$36,465,694	$35,221,721
Less: Allowance for doubtful accounts	(448,056)	(448,606)
	$36,017,638	$34,773,115

4.   INVENTORIES

Inventories consist of the following as of March 31, 2009 and December 31, 2008:

	March 31	December 31
	2009	2008

Raw Materials	$10,067,935	$4,941,787
Packing Materials	951,115	107,053
Finished goods	1,885,848	1,403,778

	$12,904,898	$6,452,618

5.   DEPOSIT PAID

Deposit paid represents the initial deposit paid toward the $7,980,000 purchase price for the acquisition of 10% interest in Pacific Dragon by Tailong from Yinlong Industrial Co. Ltd. (“Yinlong”) pursuant to the share purchase agreement entered between Pacific Dragon, Yinlong and Tailong on February 12, 2009.  The balance of the aggregate purchase price is to be paid by an unsecured, interest-free promissory note in the principal amount of $6,980,000 upon the consummation of the acquisition.

6.   PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables primarily include prepaid rent, prepaid advertising and advanced travel expenses to employees.

7.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2009 and December 31, 2008:

	March 31	December 31
	2009	2008

Manufacturing machinery	$4,729,949	$4,735,761
Leasehold improvement	438,802	439,341
Office equipment	222,294	220,031
Motor vehicles	618,389	619,149

	6,009,434	6,014,282
Less: Accumulated Depreciation	(1,670,557)	(1,518,237)
	$4,338,877	$4,496,045

Depreciation expense for three months ended March 31, 2009 and 2008 was $152,320 and $169,073, respectively.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.   DEPOSIT FOR EQUIPMENT

Deposit for equipment consists of advances to the supplier for the purchase of machinery for granular organic fertilizer plant.

9.   CONSTRUCTION IN PROGRESS

The construction in progress consists of property and equipment for the organic granular compound fertilizer plant in Harbin.

10.   TAXES PAYABLE

Taxes payable consist of the following as of March 31, 2009 and December 31, 2008:

	March 31 2009	December 31 2008

Income tax payable	$872,509	$857,324
VAT tax payable	522,840	529,313
Others	4,897	2,260

	$1,400,246	$1,388,897

11.   INCOME TAXES

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 25% for the periods ended March 31, 2009 and 2008 on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. The provision for income taxes for three months ended March 31, 2009 and 2008 consisted of the following:

	Three month periods ended March 31,
	2009	2008

Provision for China income and local tax	$714,278	$717,280

The following table reconciles the statutory rate to the Company’s effective tax rate at March 31, 2009 and 2008 respectively;
	2009	2008
Tax at statutory rate	25%	25%
Net operating loss in other tax jurisdiction for where no benefit is realized	11%	9%
	36%	34%

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.   NON-CONTROLLING INTEREST IN A SUBSIDIARY

Non-controlling interest in a subsidiary represents the 10% interest of our minority shareholder, Yinlong, a related party of the Company, in Pacific Dragon.

13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

14.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounted for more than 10% of the total net revenue for the three-month periods ended March 31, 2009 and 2008.

Five vendors provided approximately 82% of the Company’s raw materials for the three month-period ended March 31, 2009, with each vendor individually accounting for approximately 22%, 19%, 15%, 13% and 13%.  Four vendors provided approximately 83% of the Company’s dollar value of raw materials for three months period ended March 31, 2008, with each individually accounting for approximately 30%, 30%, 12% and 11%.

15 .   STOCK OPTIONS AND WARRANTS

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

As a result of adopting SFAS No. 123R, the Company recognized $0 and $0 in share-based compensation expense for the three months ended March 31, 2009 and 2008, respectively.  There was no impact of this share-based compensation expense on the Company's basic and diluted earnings per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15.   STOCK OPTIONS AND WARRANTS (Cont’d)

The Company’s 2008 Equity Incentive Plan (“the Plan”) permits the grant of options, stock appreciation rights, restricted stock, restricted stock units, and other share-based awards as the administrator may determine for the employees, directors and consultants of the Company.  Up to a maximum of three million six hundred thousand (3,600,000) shares of the Company’s common stock were available for issuance under the Plan, of which 100,000 were issuable upon exercise of the options.  The Company believes the Plan will promote the success of the Company’s business, advance the interests of the Company, and attract and retain the best available personnel for positions of substantial responsibility.  The exercise price per share with respect to the Plan will be determined by the administrator provided that the exercise price per share cannot be less than the fair market value of a share on a grant date and the administrator will establish and set forth in the award agreement the times, installments or conditions upon which the option, stock appreciation rights, restricted stock, restricted stock units, and other share-based awards will vest and become exercisable, which may include, among other things, the achievement of the Company, business units and individual goals (including, but not limited to, continued employment or services).

The Company did not issue any stock options and warrants for the three-month period ended March 31, 2009.

Options

In connection with the appointment of the Company’s new CFO, which occurred on October 17, 2008, the Company granted the CFO options to purchase 100,000 shares of its common stock. The options vested immediately upon signing of the employment contract. The exercise price of the options is $2.00 per share.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	1.34%
Expected life of the options	1 year
Expected volatility	99%
Expected dividend yield	0%

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Grant Date Fair Market Value of a Share
Outstanding, December 31, 2006	50,000	$3.50
Granted
Forfeited
Exercised
Outstanding, December 31, 2007	50,000	$3.50
Granted	100,000	2.00		$0.13
Forfeited	-	-
Exercised
Outstanding, December 31, 2008	150,000	2.50
Granted	-	-	$
Forfeited	—	—
Exercised	—	—
Outstanding, March 31, 2009	150,000	$2.50

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.   STOCK OPTIONS AND WARRANTS (Cont’d)

Following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	50,000	2.4 years	$3.50	50,000	$3.50
$2.00	100,000	4.8 years	2.00	100,000	2.00

As of March 31, 2009, our options had no intrinsic value.

Warrants

In connection with a private placement which occurred on July 5, 2007, the Company granted the private placement consultant warrants to purchase 388,920 shares of its common stock. The warrants vested immediately. The exercise price of the warrants is $2.70 per share.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	5.02%
Expected life of the options	5 years
Expected volatility	83%
Expected dividend yield	0%

Following is a summary of the warrants activity:

	Warrants outstanding	Weighted Average Exercise Price	Grant Date Fair Market Value of a Share
Outstanding, December 31, 2006	—	$—
Granted	388,920	$2.70	$2.31
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2007	388,920	$2.70
Granted
Forfeited
Exercised
Outstanding, December 31, 2008	388,920	$2.70
Granted
Forfeited
Exercised
Outstanding, March 31, 2009	388,920	$2.70

Following is a summary of the status of warrants outstanding at March 31, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$2.70	388,920	3.5 years	$2.70	388,920	$2.70

As of March 31, 2009, our warrants had no intrinsic value.

 CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED

16.   STATUTORY RESERVES

As stipulated by the Company Law of the People's Republic of China (“PRC”), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

In accordance with the Company Law of the People’s Republic of China, the Company has allocated 10% of its net income to the above-mentioned PRC statutory reserves. The amount included in the statutory reserves as of March 31, 2009 and December 31, 2008 amounted to $5,617,891 and $5,425,406, respectively, and are appropriations of retained earnings.

17 .   RELATED PARTY TRANSACTIONS AND COMMITMENTS AND LEASES

On January 6, 2005, our subsidiary, Pacific Dragon, entered into a license agreement with Mr. Yu Chang, our Chairman, Chief Executive Officer, President and Secretary.  Under this license agreement, Mr. Chang granted an exclusive license to Pacific Dragon for the use of know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis.  On December 3, 2005, Mr. Chang and Pacific Dragon entered into another license agreement pursuant to which the term of the license was extended to a permanent license. In accordance with the Securities Purchase Agreement, dated June 29, 2007, among the Company, Mr. Chang, and the investors named therein, an additional license agreement was entered into for the know-how mentioned above between Mr. Chang and Pacific Dragon confirming that the license has been extended until December 31, 2011. The Company continues to refine the manufacturing know-how of the product at its expense.

The Company's PRC subsidiary, Pacific Dragon, entered into a tenancy agreement with a related party, Yinlong, the joint venturer who held a 10% equity interest in Pacific Dragon at the time, to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB 1,200,000 (equivalent to $144,578). The tenancy agreement was amended by increasing the annual rent to RMB 3,600,000 (equivalent to $518,940) effective July 1, 2005. Yinlong is owned and controlled by Mr. Yu Chang and Ms. Xiao Rong Teng, who is one of the directors of the Company.

On July 2, 2007, Beijing Agritech entered into a tenancy agreement with Ms. Xiao Rong Teng to lease an office with a total floor area of 780 meter square for a term of 5 years from February 1, 2007 to February 1, 2012 at an annual rent of RMB 480,000 (equivalent to approximately $68,800) effective July 2, 2007.

On February 12, 2009, Tailong entered into a share purchase agreement with Pacific Dragon and Yinlong and a supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang and Ms. Xiao Rong Teng pursuant to which Tailong agreed to acquire Yinlong’s 10% interest in Pacific Dragon for an aggregate purchase price of $7,980,000.  Mr. Chang has an 85% equity interest in Yinlong and Ms. Teng owns the remaining 15% equity interest.  The transaction is expected to close in mid May of 2009.

As of March 31, 2009, we have approximately $220,000 in capital commitments for the purchase of organic granular compound fertilizer’s production facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Note
Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Report”) to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries. References to "Tailong" are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited; references to "Pacific Dragon" are to Tailong’s 90%owned subsidiary, Pacific Dragon Fertilizers Co. Ltd.; references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc.; references to “Beijing Agritech” are to our wholly-owned indirect subsidiary, Beijing Agritech Fertilizer Ltd.; and references to Anhui Agritech are to our wholly-owned subsidiary, Anhui Agritech Development Co. Ltd. References to "China" or "PRC" are references to the People's Republic of China. References to "RMB" are to Renminbi, the legal currency of China, and all references to "$" and dollar are to the United States dollar, the legal currency of the United States.

Special Note Regarding Forward Looking Statements

This Report contains forward-looking statements and information relating to China Agritech that are based on the beliefs of our management, as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, any of the factors mentioned in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2009, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Report as anticipated, estimated or expected, including, but not limited to:  competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

Our Business

China Agritech, Inc. is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers; organic granular compound fertilizers and related agricultural products. Our business operations are primarily conducted through the following direct and indirect subsidiaries:  Anhui Agritech Agriculture Development Limited (“Anhui Agritech”), Beijing Agritech Fertilizer Ltd. (“Beijing Agritech”), China Tailong Holdings Company Limited ("Tailong") and Pacific Dragon Fertilizers Co. Ltd. ("Pacific Dragon"). Our revenues are derived primarily from the sale of our organic fertilizer products.  We are a leading manufacturer of fertilizer products and, more specifically, organic fertilizer products in liquid form, in China. We have been producing organic liquid compound fertilizer products in China since 1994.

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

To capitalize on the increased demand for our products and geographic expansion of our sales throughout China, we organized two operating subsidiaries in 2007, Anhui Agritech and Beijing Agritech. Our Anhui facility, which is part of Anhui Agritech, manufactures and sells our fertilizer products to customers generally in the Anhui, Hubei, and Henan provinces of China which are in the central and southern areas of China. Our Beijing Agritech facility, which is part of Beijing Agritech, is our primary research and development center, syrup production center and converting factory and also distributes our products to the central and southern areas of China.  Our Harbin facility, which is part of Pacific Dragon, primarily distributes our products to the northern areas of China.

Our annual production capacity in 2008 was approximately 13,000 metric tons of organic liquid compound fertilizers. In 2008, we expanded our operations to include granular fertilizers.  Our annual production capacity for granular fertilizers in 2008 was approximately 100,000 metric tons.

We plan to expand our product mix by introducing organic granular compound fertilizer in the second quarter of 2009 to our product Lines and expect to construct an organic granular compound fertilizer line near each of our existing factories, located in Harbin, Beijing, Anhui and Xinjiang.

Recent Developments

On February 12, 2009, Tailong entered into a share purchase agreement with Pacific Dragon, and Yinlong Industrial Co. Ltd., or Yinlong, and a supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang, the Company’s Chief Executive Officer, President, Secretary and Chairman, and Ms. Xiao Rong Teng, one of the Company’s directors, pursuant to which Tailong agreed to acquire Yinlong’s 10% interest in Pacific Dragon for an aggregate purchase price of $7,980,000.  Mr. Chang has an 85% equity interest in Yinlong and Ms. Teng owns the remaining 15% equity interest.  The transaction is expected to close in mid May of 2009.

In April 2009, we completed the construction of our granular production facilities in Anhui.  The production plant will commence its commercial production in mid May 2009.

Overview

Net revenue during the first quarter of 2009 was approximately 3.9% higher than net revenue (after reclassification of marketing rebate of approximately $249,000 from selling expenses to net revenues) during the first quarter of 2008.   The Company’s unaudited consolidated balance sheet as of March 31, 2009 included current assets of $68,272,640 and total assets of $74,339,279. The Company had no long-term debt as of March 31, 2009.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

The following table summarizes the results of our operations during the three month period ended March 31, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the 2008 fiscal period to the 2009 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended 3/31/09	Three Months Ended 3/31/08	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)

Net Revenue	7,347	7,068 *	279	3.9
Cost of Revenue	(3,979)	(3,681)	298	8.1
Gross Profit	3,368	3,387	(19)	(0.6)
Selling Expenses	(405)	(458)*	(53)	(11.6)
Operating and Administrative Expenses	(984)	(873)	111	12.7
Income From Operations	1,979	2,056	(77)	(3.7)
Other Income (Expenses)	2	67	(65)	(97.0)
Income Tax	(714)	(717)	(3)	(0.4)
Net income	1,267	1,406	(139)	(9.9)
Net income attributable to non-controlling interest in a subsidiary	(214)	(215)	(1)	(0.5)
Net income attributable to common stockholders	1,053	1,190	(137)	(11.5)

*  Re-classification of marketing rebate of approximately $249,000 from selling expenses to net revenue.

Net Revenue. Our net revenue for three months ended March 31, 2009 amounted to $7,347,000, an increase of approximately $279,000 or 3.9%, as compared to $7,068,000 for three months ended March 31, 2008.  The increase was primarily attributable to the increase in average selling price of our organic liquid fertilizers.  Our net revenue was all generated from sales of our organic liquid fertilizer products. No granular fertilizers were sold for the periods.

Cost of Revenue. Our cost of revenue was $3,979,000 for three months ended March 31 2009, an increase of approximately $298,000 or 8.1%, as compared to $3,681,000 for three months ended March 31, 2008.  Our cost of revenue was primarily comprised of the cost of raw materials, direct labor and manufacturing overhead expenses.  The cost of revenue increased because of the increase in the price of raw materials.  The percentages of the costs of revenue to total revenues were 54.2% and 52.1% for the three-month period ended March 31, 2009 and 2008, respectively.

Gross Profit. Our gross profit was $3,368,000 for the three-month period ended March 31, 2009, a decrease of approximately $19,000 or 0.6%, as compared to $3,387,000 for the three-month period ended March 31, 2008.  Gross profit as a percentage of net revenues was 45.8% for the three-month period ended March 31, 2009, as compared to 47.9% for the three-month period ended March 31, 2008. The decrease in gross profit resulted from the increase in cost of revenue as mentioned above.

Selling Expenses. Our selling expenses consisted primarily of sales commission, advertising and promotion expenses, freight charges and related compensation.  Our selling expenses were $405,000 for the three-month period ended March 31, 2009, as compared to $458,000 for the same period ended March 31, 2008, a decrease of approximately $53,000 or 11.6%. The decrease was primarily attributable to efficient management of our sales network.  Also, we cancelled the reimbursement of travel and miscellaneous expenses for our sales representatives, but at the same time, increased their commission scales for the three-month period ended March 31, 2009.

Operating and Administrative Expenses. Our operating and administrative expenses consisted primarily of rental expenses, salaries and related benefits, business development, depreciation and travelling expenses, and legal and professional expenses.  Our general and administrative expenses were $984,000 for the three-month period ended March 31, 2009, as compared to $873,000 for the same period ended March 31, 2008, an increase of approximately $111,000 or 12.7%, primarily due to the inclusion of non-recurring legal and professional consulting fees, associated with the Sarbanes-Oxley Act Section 404 advice, introduction of the 2008 Incentive Equity Plan and acquisition for 10% interest in Pacific Dragon, as well as for continuous SEC reporting requirements and general legal advice for long-term company planning.

Income From Operations. Income from operations was about $1,979,000 for the three-month period ended March 31, 2009, as compared to $2,056,000 for the same period ended March 31, 2008, a decrease of approximately $77,000 or 3.8%. This decrease was primarily attributable to the increase in cost of revenue and operating and administrative expenses despite an increase in sales for the three-month period ended March 31, 2009.

Other Income (Expense). Other income (expense) consists of interest income received.  Other income (expense) was $2,000 for the three months ended March 31, 2009, as compared to $67,000 for the same period ended March 31, 2008, a decrease of approximately $65,000, or 97.0%.  Decrease in other income (expense) was primarily due to a decrease in bank interest income resulting from a decrease in bank deposits and interest rate.

Income tax. The Company’s operating subsidiaries in China are governed by the PRC income tax laws and are subject to a uniform PRC enterprise income tax rate of 25% for fiscal 2009 and 2008. Income tax expense was $714,278, representing an effective tax rate of 36.0%, for three months ended March 31, 2009, as compared to $717,280, representing an effective tax rate of 33.8%, for three months ended March 31, 2008. The primary cause for the increased effective tax rate is the increase in professional fees and other operating expenses leading to a widening of net operating loss in other tax jurisdictions where no future tax benefit is expected to be realized.

Net Income.  Net income was $1,267,000 for three month ended March 31, 2009.  There was a decrease of approximately $139,000, or 9.9%, from a net income of $1,406,000 for three month ended March 31, 2008.  The decrease was as a result of higher general and administrative expenses incurred for the period.

Net Income Attributable to Non-controlling Interest in a Subsidiary.  Net income attributable to non-controlling interest in a subsidiary was approximately $214,000 for three months ended March 31, 2009, as compared to $215,000 for the same period ended March 31, 2008, a decrease of approximately $1,000 or 0.5%. The decrease was in line with the decrease in net income of Pacific Dragon.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $1,053,000 for the three-month period ended March 31, 2009. This was a decrease of approximately $137,000, or 11.5%, from our net income attributable to common stockholders during the same period ended March 31, 2008 of about $1,190,000 mainly due to higher general and administrative expenses as explained above.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $5.5 million. Our current assets were $68.3 million, which mainly consisted of accounts receivable, net of $36.0 million; inventories of $12.9 million; and advances to suppliers of $10.6 million.  Our current liabilities were $5.5 million as of March 31, 2009.  This results in a current asset to liability ratio of approximately 12.5 times. Our total stockholders’ equity as of March 31, 2009 was $63.7 million. We had no bank loans or other interest bearing borrowings as of March 31, 2009. We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of March 31, 2009, we had approximately $219,718 in capital commitment for the purchase of organic granular compound fertilizer production facilities.

Cash Flows (in U.S. Dollars)

	Three Months Ended March 31,
	2009	2008
Net cash used in operating activities	(5,405,435)	(1,493,349)
Net cash (used in) investing activities	(1,000,598)	(385,342)
Net cash provided by financing activities	-	-
Net (decrease)/increase in cash	(6,406,032)	(1,878,691)

Operating Activities

Net cash used in operating activities was $5,405,435 for the three-month period ended March 31, 2009, which was an increase of $3,912,086 from the $1,493,349 net cash used in operating activities for the same period in 2008. The increase was primarily attributable to an increase in the inventory of raw materials for our newly constructed organic granular compound fertilizer’s production facilities of $6,117,251 which was offset by the decrease in our accounts receivable by $3,591,396.

Investing Activities

Net cash used in investing activities was $1,000,598 for the three-month period ended March 31, 2009, which was an increase of $615,256 from the $385,342 net cash used in investing activities for the same period in 2008.  The increase was primarily attributable to the payment of $1,000,000 deposit for the acquisition of 10% interest in Pacific Dragon that was offset by the decrease in the acquisition of property and equipment by $385,342.

Financing Activities

The Company did not have any financing activity for the three-month period ended March 31, 2009.

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

•
Foreign currency translation. We use U.S. dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency, RMB.  It is the primary currency of the PRC, the economic environment in which our subsidiaries’ operations are conducted. In general, for consolidation purposes, we translate our subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions is reflected on the income statement. Gain or loss on financial statement translation from foreign currency is recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of our Company is RMB. Until July 21, 2005, RMB had been pegged to the U.S. dollar at the rate of RMB 8.28:$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to U.S. dollars was adjusted to RMB 8.11:$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency, such as U.S. dollar traded against RMB, in the inter-bank foreign exchange market after the closing of the market on each working day, which becomes the unified exchange rate for the trading against RMB on the following working day. The daily trading price of U.S. dollars against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions require submitting a payment application form together with invoices, shipping documents and signed contracts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We may experience seasonal variations in our future revenues and our operating costs due to seasonality, but we do not believe that these variations will be material. However, demand for our organic liquid compound fertilizer products fluctuates significantly with weather conditions, which may delay the application of the fertilizer or render it unnecessary and thereby reducing demand for our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2009, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

As disclosed in the Company’s Form 8-K, filed with the SEC on March 19, 2009, effective as of March 13, 2009, Ms. Xiao Rong Teng resigned as the Chief Operating Officer of the Company and Mr. Ming Fang Zhu began serving as the new Chief Operating Officer of the Company.  Mr. Zhu has an employment agreement with the Company, effective as of March 18, 2009 (“Mr. Zhu’s Employment Agreement”), which was recently finalized.  Pursuant to Mr. Zhu’s Employment Agreement, his term of employment began March 18, 2009 and will end on March 17, 2012.  He will be paid a base salary of US$36,000 per annum, payable in advance on a monthly basis.  Mr. Zhu is entitled to reimbursement for all reasonable out-of-pocket expenses incurred.  Among other terms, Mr. Zhu may terminate his employment with the Company at any time for any reason or no reason at all upon one month prior written notice to the Company.  The Company has the option, in its sole discretion, to make his termination effective at any time prior to the end of such notice period as long as the Company pays his salary to which he is entitled up through the last day of the one month notice period.

Furthermore, as disclosed in the Company’s Form 8-K, filed with the SEC on May 7, 2009, effective as of May 1, 2009, Mr. Kelviz Lim Kok Siak resigned as Vice President of Finance of the Company and Ms. Ling Xiao Dai began serving as the new Vice President of Finance of the Company.  Ms. Dai has an employment agreement with the Company, effective as of May 1, 2009 (“Ms. Dai’s Employment Agreement”), which was recently finalized.  Pursuant to Ms. Dai’s Employment Agreement, her term of employment began May 1, 2009 and will end on April 30, 2012.  She will be paid a base salary of US$36,000 per annum, payable in advance on a monthly basis.  Ms. Dai is entitled to reimbursement for all reasonable out-of-pocket expenses incurred.  Among other terms, Ms. Dai may terminate her employment with the Company at any time for any reason or no reason at all upon one month prior written notice to the Company.  The Company has the option, in its sole discretion, to make her termination effective at any time prior to the end of such notice period as long as the Company pays her salary to which she is entitled up through the last day of the one month notice period.

ITEM 6.  EXHIBITS

EXHIBITS

10.1	Employment Agreement, dated March 18,, 2009, between Ming Fang Zhu and China Agritech, Inc.

10.2	Employment Agreement, dated May 1, 2009, between Ling Xiao Dai and China Agritech, Inc.

10.3	Industrial Product Purchase Contract, dated December 2, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Beijing Zhongxin Chemical Development Company

10.4	Industrial Product Purchase Contract, dated December 5, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Harbin Hai Heng Chemical Distribution Co., Ltd.

10.5	Industrial Product Purchase Contract, dated December 8, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Shenzhen Hongchou Technology Company

10.6	WangZou Center Lease Agreement, dated November 21, 2008, between Li Hua and China Tailong Holdings Company Limited

10.7	Plant Lease Agreement, dated June 4, 2007, between ZhongYun Instrument Sales Limited, High-Tech Industrial Development Zone, Urumqi and Beijing Agritech Fertilizer Limited, Xinjiang Branch

10.8	Plant Lease Agreement, dated July 13, 2006, between Beijing Xinggu Investing Center and Beijing Agritech Fertilizer Limited

10.9	Plant Lease Agreement, dated May 18, 2006, between Management Committee of Bengbu Industrial Park of Anhui Water Resources Development Co., Ltd. and Anhui Agritech Agriculture Development Limited

10.10	Plant Lease Agreement, dated April 1, 2007, between Sanheshiye Development Company Juilongpo District Chongqing and Beijing Agritech Fertilizer Limited, Chongqing Branch

10.11	Plant Lease Agreement, dated December 30, 2007, between Xinggu Economic Development Zone Administration Committee and Beijing Agritech Fertilizer Limited

10.12	Office Building Lease Agreement, dated February 1, 2007, between Teng Xiao Rong and Beijing Agritech Fertilizer Limited

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AGRITECH, INC.

Date: May 14, 2009	By:	/s/ Yu Chang
Yu Chang
Chief Executive Officer, President, Secretary and Chairman

Date: May 14, 2009	By:	/s/ Yau-Sing Tang
Yau-Sing Tang
Chief Financial Officer and Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment Agreement, dated March 18,, 2009, between Ming Fang Zhu and China Agritech, Inc.

10.2	Employment Agreement, dated May 1, 2009, between Ling Xiao Dai and China Agritech, Inc.

10.3	Industrial Product Purchase Contract, dated December 2, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Beijing Zhongxin Chemical Development Company

10.4	Industrial Product Purchase Contract, dated December 5, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Harbin Hai Heng Chemical Distribution Co., Ltd.

10.5	Industrial Product Purchase Contract, dated December 8, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Shenzhen Hongchou Technology Company

10.6	WangZou Center Lease Agreement, dated November 21, 2008, between Li Hua and China Tailong Holdings Company Limited

10.7	Plant Lease Agreement, dated June 4, 2007, between ZhongYun Instrument Sales Limited, High-Tech Industrial Development Zone, Urumqi and Beijing Agritech Fertilizer Limited, Xinjiang Branch

10.8	Plant Lease Agreement, dated July 13, 2006, between Beijing Xinggu Investing Center and Beijing Agritech Fertilizer Limited

10.9	Plant Lease Agreement, dated May 18, 2006, between Management Committee of Bengbu Industrial Park of Anhui Water Resources Development Co., Ltd. and Anhui Agritech Agriculture Development Limited

10.10	Plant Lease Agreement, dated April 1, 2007, between Sanheshiye Development Company Juilongpo District Chongqing and Beijing Agritech Fertilizer Limited, Chongqing Branch

10.11	Plant Lease Agreement, dated December 30, 2007, between Xinggu Economic Development Zone Administration Committee and Beijing Agritech Fertilizer Limited

10.12	Office Building Lease Agreement, dated February 1, 2007, between Teng Xiao Rong and Beijing Agritech Fertilizer Limited

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.