Form 10-Q
period 2009-06-30
CHINA AGRITECH INC
filed 2009-08-14
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer”, “accelerated filer" and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,189,615

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	JUNE 30, 2009	DECEMBER 31, 2008
(Unaudited)		(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$16,515,404	$11,952,235
Accounts receivable, net	43,657,689	34,773,115
Inventories	11,407,386	6,452,618
Advances to suppliers	7,932,329	10,795,357
Prepayments and other receivables	2,217,631	2,484,346
Total Current Assets	81,730,439	66,457,671
Property and equipment, net	6,357,024	4,496,045
Deposit for equipment	-	749,799
Construction in progress	829,257	961,551

Total Assets	$88,916,720	$72,665,066

LIABILITIES AND STOCKHOLDERS’EQUITY
Current Liabilities
Accounts payable	$10,719,321	$3,327,281
Accrued expenses and other payables	2,042,611	221,954
Taxes payable	2,425,039	1,388,897

Total Current Liabilities	15,186,971	4,938,132

Stockholders' Equity
China Agritech’s stockholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized,
28,189,615 shares issued and outstanding	28,190	24,700
Additional paid in capital	30,558,413	26,148,879
Statutory reserves	6,072,132	5,425,407
Accumulated other comprehensive income	5,713,576	5,837,917
Retained earnings	31,357,438	25,361,597
Total China Agritech’s stockholders’ equity	73,729,749	62,798,500
Non-controlling interest in a subsidiary	-	4,928,434
Total shareholders’ equity	73,729,749	67,726,934
Total Liabilities and Stockholders' Equity	$88,916,720	$72,665,066

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 and 2008 AND FOR THE
SIX MONTHS ENDED JUNE 30, 2009 and 2008

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
Net revenue	$20,988,611	$13,376,091	$28,335,987	$20,693,174
Cost of revenue	(12,033,792)	(6,851,668)	(16,012,477)	(10,532,674)
Gross profit	8,954,819	6,524,423	12,323,510	10,160,500
Operating expenses
Selling expenses	(624,993)	(509,136)	(1,030,712)	(1,215,725)
General and administrative expenses	(871,838)	(1,050,336)	(1,855,513)	(1,923,891)
Total operating expenses	(1,496,831)	(1,559,472)	(2,886,225)	(3,139,616)
Income from operations	7,457,988	4,964,951	9,437,285	7,020,884
Other income (expense)
Interest income	3,451	2,223	6,024	63,896
Exchange gain (loss)	(2,609)	(180,066)	(3,056)	(174,839)
Total other income (expense)	842	(177,843)	2,968	(110,943)
Income before income taxes	7,458,830	4,787,108	9,440,253	6,909,941
Provision for income taxes	(1,601,958)	(1,432,715)	(2,316,236)	(2,149,994)
Net income	5,856,872	3,354,393	7,124,017	4,759,947
Net income attributable to non-controlling interest in a subsidiary	(267,169)	(429,814)	(481,452)	(644,998)
Net income attributable to China Agritech’s common stockholders	5,589,703	2,924,579	6,642,565	4,114,949
Other comprehensive income
Foreign currency translation adjustment	(22,528)	1,796,515	(124,341)	3,115,178
Comprehensive income	5,567,175	4,721,094	6,518,224	7,230,127
Comprehensive income attributable to non-controlling interest in a subsidiary	(8,814)	(220,242)	8,403	(422,123)
Comprehensive income	$5,558,361	$4,500,852	$6,526,627	$6,808,004
Basic and diluted weighted average shares outstanding	25,313,241	24,699,615	25,008,123	24,699,615
Basic and diluted net earnings per share	$0.22	$0.12	$0.27	$0.17

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	JUNE 30,
	2009	2008
Cash flows from operating activities:
Net income	$7,124,017	4,759,947
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Stock based compensation	2,703	-
Depreciation	320,109	325,033
(Increase) decrease in current assets:
Accounts receivable	(8,937,538)	(6,937,145)
Inventories	(4,967,706)	(4,489,150)
Advances to suppliers	3,601,066	5,855,985
Prepayments and other receivables	276,024	(368,677)
Increase (decrease) in current liabilities:
Accounts payable	7,467,145	223,689
Taxes payable	1,038,862	148,219
Accrued expenses and other payable	2,114,634	(241,714)
Net cash provided (used) in operating activities	8,039,316	(723,813)

Cash flows from investing activities:
Acquisition of 10% interest in Pacific Dragon	(1,000,000)	-
Acquisition of property & equipment	(2,200,669)	(363,305)
Construction in progress	163,161	(1,794,062)
Net cash used in investing activities	(3,037,508)	(2,157,367)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	5,001,808	(2,881,180)

Effect of exchange rate change on cash and cash equivalents	(438,639)	(1,583,098)

Cash and cash equivalents, beginning of period	11,952,235	11,852,636

Cash and cash equivalents, end of period	$16,515,404	$7,388,358

Supplemental disclosure of cash flow information:
Income taxes paid	$1,280,094	$1,837,906

Non-cash Investment and Financing Activity:
Offset of amounts due to/from stockholders	$-	$330,032

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNADUITED)

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

On November 1, 2006, we entered into an equity transfer agreement with stockholders of CAI Investment, Inc (the “CAI stockholders”). The CAI stockholders transferred 100% equity interest in CAI Investment, Inc. (“CAI”) to the Company in exchange for $1,000.  Prior to the equity transfer, CAI established a wholly owned subsidiary, Beijing Agritech.  Beijing Agritech engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers.

On May 15, 2009, Tailong acquired the remaining 10% of Pacific Dragon by paying $1 million in cash and issuing 3,490,000 new shares of common stock in the Company.  Thereafter, Pacific Dragon became the wholly foreign owned enterprise in the PRC and is a wholly owned subsidiary of the Company.

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

The Company tests long-lived assets, including property and equipment subject to periodic amortization, for recoverability at least annually during the fourth quarter, or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. The Company has not identified any incidence that may indicate the carrying value of its long-lived assets may not be recoverable for six months ended June 30, 2009 and 2008.

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

j. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for three months ended June 30, 2009 and 2008 were $110,241 and $203,156 respectively.  Advertising costs for six months ended June 30, 2009 and 2008 were $220,454 and $304,610 respectively.

k. Shipping and Handling

The Company classifies shipping cost under selling expenses. Shipping costs for three months ended June 30, 2009 and 2008 were $250,189 and $221,249 respectively.  Shipping costs for six months ended June 30, 2009 and 2008 were $362,487 and $362,253 respectively.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

For three months ended June 30, 2009 and 2008	2009			2008
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Share	Shares
Earning per share - basic
Income available to common stockholders	$5,590	25,313	$0.22	$2,925	24,700	$0.12

Effect of dilutive options and warrants	—	—	—	—	—

Earning per share - diluted
Income available to common stockholders	$5,590	25,313	$0.22	$2,925	24,700	$0.12

Effect of four-for-one stock reverse split	$5,590	6,328	$0.88	$2,925	6,175	$0.47

The dilutive earnings per share computation for three months ended June 30, 2009 excludes options and warrants to purchase 543,920 shares of common stock and for three months ended June 30, 2008 excludes options and warrants to purchase 438,920 shares of common stock because the impact was anti-dilutive.

On June 19, 2009, holders of 14,325,386 shares of our outstanding common stock, or 50.82% of the 28,189,615 outstanding shares of common stock on that date, authorized, by written consent, an amendment to our certificate of incorporation to effect a four-for-one reverse stock split of our common stock. Our board of directors has not yet determined the date that the amendment to our certificate of incorporation will be filed with the Secretary of State of the State of Delaware. Upon the reverse stock split becoming effective, our earnings per share – basic and diluted for three months ended June 30, 2009 and 2008 would be recalculated as mentioned above.

For six months ended June 30, 2009 and 2008	2009			2008
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Shares	Income	Shares	Shares
Earning per share - basic
Income available to common stockholders	$6,643	25,008	$0.27	$4,115	24,700	$0.17

Effect of dilutive options and warrants	—	—	—	—	—

Earning per share - diluted
Income available to common stockholders	$6,643	25,008	$0.27	$4,115	24,700	$0.17

Effect of four-for-one stock reverse split	$6,643	6,252	$1.06	$4,115	6,175	$0.67

The dilutive earnings per share computation for six months ended June 30, 2009 excludes options and warrants to purchase 543,920 shares of common stock and for six months ended June 30, 2008 excludes options and warrants to purchase 438,920 shares of common stock because the impact was anti-dilutive.

On June 19, 2009, holders of 14,325,386 shares of our outstanding common stock, or 50.82% of the 28,189,615 outstanding shares of common stock on that date, authorized, by written consent, an amendment to our certificate of incorporation to effect a four-for-one reverse stock split of our common stock.  Our board of directors has not yet determined the date that the amendment to our certificate of incorporation will be filed with the Secretary of State of the State of Delaware. Upon the reverse stock split becoming effective, our earnings per share – basic and diluted for six months ended June 30, 2009 and 2008 would be recalculated as mentioned above.

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

s.   Stock-based compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 16, 2005 and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period

t.   Recent Accounting Pronouncements

Effective January1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 was effective beginning in the Company’s fiscal 2009. The provisions of SFAS 160 were applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon the adoption of SFAS 160, the Company reclassified the “minority interest” balance previously included in other liabilities of the Company’s Consolidated Balance Sheet to a new component of equity. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including non-controlling interest and net income attributable to the Company’s common stockholders. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The book values of cash, accounts and other receivable, accounts and other payables approximate their respective fair values due to the short-term nature of these instruments. There were no assets or liabilities measured at fair value on a non-recurring basis for six months ended June 30, 2009.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 was effective 60 days following September16.2008, the date of SEC’s order approving the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS No. 162 did not have any material impact on the Company’s unaudited consolidated financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 163 did not have any material impact on the Company’s unaudited consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

t.    Recent Accounting Pronouncements (Cont’d)

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 ("FSP FAS 141R-1"), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, " Accounting for Contingencies" , to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. Accordingly, the Company adopted this FSP during the first quarter of 2009. The adoption of FSP FAS 141R-1 did not have any material impact on the Company’s unauidted consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted this FSP during the second quarter of 2009.  The adoption of this FSP did not have any material impact on the Company’s unaudited consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The Company adopted this FSP during the second quarter of 2009.  The adoption of this FSP did not have any material impact on the Company’s unaudited consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP No. FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the second quarter of 2009.  The Company adopted this FSP during the second quarter of 2009.  The adoption of this FSP did not have any material impact on the Company’s unaudited consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company evaluated subsequent events after the balance sheet date of June 30, 2009 through the filing of this report with the SEC on August 14, 2009.

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

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

u.   New Accounting Pronouncements to be adopted (Cont’d)

In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS 166 is applied to financial asset transfers on or after the effective date, which is January 1, 2010 for the company’s financial statements. SFAS 166 limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset.  The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS 166. The company expects that SFAS 166 will not have a material effect on its financial position or results of operations.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which deals with accounting for variable interest entities and is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. SFAS 167 defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.  Upon adoption of SFAS 167, reporting enterprises must re-consider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The company expects that adoption of SFAS 167 will not have a material effect on its financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of June 30, 2009 and December 31, 2008

	June 30	December 31
	2009	2008
Accounts receivable	$44,105,745	$35,221,721
Less: Allowance for doubtful accounts	(448,056)	(448,606)
	$43,657,689	$34,773,115

4.   INVENTORIES

Inventories consist of the following as of June 30, 2009 and December 31, 2008:

	June 30	December 31
	2009	2008

Raw Materials	$8,659,626	$4,941,787
Packing Materials	457,196	107,053
Finished goods	2,290,564	1,403,778

	$11,407,386	$6,452,618

5. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables primarily include prepaid rent, prepaid advertising and advanced travel expenses to employees.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2009 and December 31, 2008:

	June 30	December 31
	2009	2008

Manufacturing machinery	$6,280,920	$4,735,761
Leasehold improvement	1,062,330	439,341
Office equipment	221,809	220,031
Motor vehicles	629,801	619,149

	8,194,860	6,014,282
Less: Accumulated Depreciation	(1,837,836)	(1,518,237)
	$6,357,024	$4,496,045

Depreciation expense for three months ended June 30, 2009 and 2008 was $167,789 and $155,960, respectively. Depreciation expense for six months ended June 30, 2009 and 2008 was $320,109 and $325,033, respectively.

7. CONSTRUCTION IN PROGRESS

The construction in progress consists of property and equipment for the organic granular compound fertilizer plants in Xinjiang.

8. TAXES PAYABLE

Taxes payable consist of the following as of June 30, 2009 and December 31, 2008:

	June 30	December 31
	2009	2008

Income tax payable	$1,758,173	$857,324
VAT tax payable	644,065	529,313
Others	22,801	2,260

	$2,425,039	$1,388,897

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  INCOME TAXES

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 25% for the periods ended June 30, 2009 on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable.  The provision for income taxes for three and six months ended June 30, 2009 and 2008 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Provision for China income and local tax	$1,601,958	$1,432,715	$2,316,236	$2,149,994

The following table reconciles the statutory rate to the Company’s effective tax rate at June 30, 2009 and 2008 respectively;

	2009	2008

Tax at statutory rate	25%	25%
Net operating loss in other tax jurisdiction for where no benefit is realized	11%	9%
	36%	34%

10. NON-CONTROLLING INTEREST IN A SUBSIDIARY

Non-controlling interest in a subsidiary represented the 10% interest of our minority shareholder, Yinlong, a related party of the Company, in Pacific Dragon.

On May 15, 2009, Tailong acquired the remaining 10% interest in Pacific Dragon from Yinlong at total consideration of $7,980,000.  The consideration was settled by $1 million in cash and issuance of 3,490,000 new shares of common stock in the Company at the value of $6,980,000.  Thereafter, Pacific Dragon became a wholly foreign owned enterprise in the PRC and a wholly owned subsidiary of the Company.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

12.  MAJOR CUSTOMERS AND VENDORS

There were no major customers that accounted for more than 10% of the total net revenue for six months ended June 30, 2009 and 2008.

Four vendors provided approximately 68% of the Company’s raw materials for six months ended June 30, 2009 with each vendor individually accounting for approximately 22%, 20%, 15% and 11%.  Four vendors provided approximately 77 % of the Company’s dollar value of raw materials for six months ended June 30, 2008 with each individually accounting for approximately 35%, 21%, 11% and 10%.

13.  STOCK OPTIONS AND WARRANTS

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

As a result of adopting SFAS No. 123R, the Company recognized $0 and $0 in share-based compensation expense for three months ended June 30, 2009 and 2008, respectively.  There was no impact of this share-based compensation expense on the Company's basic and diluted earnings per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model

The Company’s 2008 Equity Incentive Plan (“the Plan”) permits the grant of options, stock appreciation rights, restricted stock, restricted stock units, and other share-based awards as the administrator may determine for the employees, directors and consultants of the Company.  Up to a maximum of three million six hundred thousand (3,600,000) shares of the Company’s common stock were available for issuance under the Plan, of which 100,000 were issuable upon exercise of the options.  The Company believes the Plan will promote the success of the Company’s business, advance the interests of the Company, and attract and retain the best available personnel for positions of substantial responsibility.  The exercise price per share with respect to the Plan will be determined by the administrator provided that the exercise price per share cannot be less than the fair market value of a share on a grant date and the administrator will establish and set forth in the award agreement the times, installments or conditions upon which the option, stock appreciation rights, restricted stock, restricted stock units, and other share-based awards will vest and become exercisable, which may include, among other things, the achievement of the Company, business units and individual goals (including, but not limited to, continued employment or services).

For three months ended June 30, 2009, the Company issued 5,000 stock options to an independent director of the Company for his directorship.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. STOCK OPTIONS AND WARRANTS (Cont’d)

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

On May 25, 2009, the Company granted the Company’s audit chairman options to purchase 5,000 shares of its common stock. The options vested immediately upon signing of the stock option agreement. The exercise price of the options is $1.68 per share.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.48%
Expected life of the options	1 year
Expected volatility	99.5%
Expected dividend yield	0%

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Grant Date Fair Market Value of a Share
Outstanding, December 31, 2006	50,000	$3.50
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2007	50,000	$3.50
Granted	100,000	2.00	$0.13
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2008	150,000	2.50
Granted	5,000	1.68	$0.54
Forfeited	—	—
Exercised	—	—
Outstanding, June 30, 2009	155,000	$2.47

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.   STOCK OPTIONS AND WARRANTS (Cont’d)

Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$3.50	50,000	2.4 years	$3.50	50,000	2.4 years
$2.00	100,000	4.8 years	$2.00	100,000	4.8 years
$1.68	5,000	4.9 years	$1.68	5,000	4.9 years

Effect of four-for-one reverse stock split:

Outstanding Options		Exercisable Options
Exercise Price	Number	Exercise Price	Number
$14.00	12,500	$14.00	12,500
$8.00	25,000	$8.00	25,000
$6.72	1,250	$6.72	1,250

As of June 30, 2009, our options had no intrinsic value.

Warrants

In connection with a private placement which occurred on July 5, 2007, the Company granted the private placement consultant warrants to purchase 388,920 shares of its common stock. The warrants vested immediately. The exercise price of the warrants is $2.70 per share.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	5.02%
Expected life of the options	5 years
Expected volatility	83%
Expected dividend yield	0%

Following is a summary of the warrants activity:

	Warrants outstanding	Weighted Average Exercise Price	Grant Date Fair Market Value of a Share
Outstanding, December 31, 2006	—	$—
Granted	388,920	$2.70	$2.31
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2007	388,920	$2.70
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2008	388,920	$2.70
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, June 30, 2009	388,920	$2.70

Following is a summary of the status of warrants outstanding at June 30, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.70	388,920	3.5 years	$2.70	388,920	3.5 years

Effect of four-for-one reverse stock split:

Outstanding Warrants		Exercisable Warrants
Exercise Price	Number	Exercise Price	Number
$10.80	97,230	$10.80	97,230

As of June 30, 2009, our warrants had no intrinsic value.
Upon effectiveness of the four-for-one reverse stock split of our common stock, as mentioned in note 2(p), the exercise prices and numbers of our options and warrants will be adjusted as above.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.  STATUTORY RESERVES

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

In accordance with the Company Law of the People’s Republic of China, the Company has allocated 10% of its net income to the above-mentioned PRC statutory reserves, which is considered appropriations of retained earnings. The amount included in the statutory reserves as of June 30, 2009 and December 31, 2008 amounted to $6,072,132 and $5,425,407, respectively.

15.  RELATED PARTY TRANSACTIONS AND COMMITMENTS AND LEASES

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

On February 12, 2009, Tailong entered into a share purchase agreement with Pacific Dragon and Yinlong and a supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang and Ms. Xiao Rong Teng pursuant to which Tailong agreed to acquire Yinlong’s 10% interest in Pacific Dragon for an aggregate purchase price of $7,980,000. Mr. Chang has an 85% equity interest in Yinlong and Ms. Teng owns the remaining 15% equity interest.  On May 15, Tailong entered into an amendment to the supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang and Ms. Xiao Rong Teng pursuant to which Tailong amended the purchase consideration to include a cash payment of $1,000,000 and issuance of 3,490,000 new restricted shares of common stock in the Company for the balance consideration of $6,790,000.  On the same date, Tailong completed the acquisition.

According to the requirements in paragraphs 32 to 34 of SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, the Company’s change in the ownership interest in Pacific Dragon was accounted for as equity transactions and no gain or loss was recognized in the Company’s consolidated income statement for six month ended June 30, 2009. The carrying amount of the non-controlling interest in Pacific Dragon was adjusted to reflect the change in the Company’s ownership interest in Pacific Dragon. Any difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted was recognized in equity attributable to the Company.

As of June 30, 2009, the Company had approximately $79,000 in capital commitments for the purchase of organic granular compound fertilizer’s production facilities for our plant in Xinjiang.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Note
Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Report”) to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries. References to "Tailong" are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited; references to "Pacific Dragon" are to Tailong’s 90%owned subsidiary, Pacific Dragon Fertilizers Co. Ltd.; references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc.; references to “Beijing Agritech” are to our wholly-owned indirect subsidiary, Beijing Agritech Fertilizer Ltd.; and references to Anhui Agritech are to our wholly-owned subsidiary, Anhui Agritech Development Co. Ltd. References to "China" or "PRC" are references to the People's Republic of China. References to "RMB" are to Renminbi, the legal currency of China, and all references to "$" and dollars are to the United States dollar, the legal currency of the United States.

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

Our annual production capacity in 2008 was approximately 13,000 metric tons of organic liquid compound fertilizers. In 2008, we expanded our operations to include granular fertilizers. Our annual production capacity for granular fertilizers as of June 30 2009 was approximately 150,000 metric tons, consisting of 100,000 metric tons in Anhui and 50,000 metric tons in Harbin.

We plan to further expand our annual production capacity for granular fertilizers to approximately 200,000 metric tons by completing another 50,000 granular plant in Xinjiang by the end of 2009.

Recent Developments

On May 15, 2009, Tailong entered into an amendment to the supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang, the Company’s Chief Executive Officer, President, Secretary and Chairman, and Ms. Xiao Rong Teng, one of the Company’s directors, pursuant to which Tailong amended the settlement of the purchase consideration of 10% interest in Pacific Dragon to cash payment of $1,000,000 and issuance of 3,490,000 new restricted shares of common stock in the Company for the balance consideration of $6,790,000.  On the same date, Tailong completed the acquisition of 10% interest in Pacific Dragon from Yinlong. Mr. Chang has an 85% equity interest in Yinlong and Ms. Teng owns the remaining 15% equity interest.

During the second quarter of 2009, our granular production facilities in Anhui (100,000 metric tons) and in Harbin (50,000 metric tons) completed their construction.  Their production plant commenced its commercial production in the second quarter of 2009.

Our other 50,000 granular plant in Xinjiang is expected to be completed by the end of 2009. After completion, the Company will have an annual production capacity of approximately 200,000 metric tons for granular fertilizers.

Overview

Net revenue during the second quarter of 2009 was approximately 56.9% higher than net revenue (after reclassification of marketing rebate of approximately $716,478 from selling expenses to net revenues) during the second quarter of 2008.   The Company’s unaudited consolidated balance sheet as of June 30, 2009 included current assets of $81,730,439 and total assets of $88,916,720. The Company had no long-term debt as of June 30, 2009.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008.

The following table summarizes the results of our operations during the three-month period ended June 30, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the 2008 fiscal period to the 2009 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended 6/30/09	Three Months Ended 6/30/08	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)

Net Revenue	$20,989	$13,376	7,613	56.9
Cost of Revenue	(12,034)	(6,852)	5,182	75.6
Gross Profit	8,955	6,524	2,431	37.3
Selling Expenses	(625)	(509)	116	22.8
Operating and Administrative Expenses	(872)	(1,050)	(178)	(17.0)
Income From Operations	7,458	4,965	2,493	50.2
Other Income (Expenses)	1	(178)	179	100.6
Income Tax	(1,602)	(1,433)	169	11.8
Net income	5,857	3,354	2,503	74.6
Net income attributable to non-controlling interest in a subsidiary	(267)	(430)	(163)	(37.9)
Net income attributable to common stockholders	5,590	2,924	2,666	91.2

Net Revenue. Our net revenue for three months ended June 30, 2009 amounted to $20,989,000, an increase of approximately $7,613,000 or 56.9%, as compared to $13,376,000 for three months ended June 30, 2008.  The increase was mainly attributable to the sale of granular fertilizers of approximately $7,357,000 for the second quarter of 2009 whereas there was no such sale for the same period of 2008.

Costs of Revenue. Our cost of revenue was $12,034,000 for three months ended June 30, 2009, an increase of approximately $5,182,000 or 75.6% as compared to $6,852,000 for three months ended June 30, 2008.  Our cost of revenue was primarily comprised of the cost of raw materials, direct labor and manufacturing overhead expenses. The cost of revenue increased because of granular fertilizer’s sales that had a higher cost of revenue than liquid fertilizer’s sales.  The percentages of the costs of revenue to total revenues were 57.3% and 51.2% for three months ended on June 30, 2009 and 2008 respectively.

Gross Profit. Our gross profit was $8,955,000 for three months ended June 30, 2009, an increase of approximately $2,431,000 or 37.3%, as compared to $6,524,000 for three months ended June 30, 2008. Gross profit as a percentage of net revenue was 42.7% for three months ended June 30, 2009, as compared to 48.8% for three months ended June 30, 2008.  The decrease in gross profit as a percentage of revenue was mainly due to the sale of granular fertilizers with lower gross profit margin than liquid fertilizers.  The gross profit margin of granular fertilizers was approximately 21% for three months ended June 30, 2009 whereas the gross profit margin of liquid fertilizers was approximately 53% for three months ended June 30, 2009.

Selling Expenses. Our selling expenses consisted primarily of sales commission, advertising and promotion expenses, freight charges and related compensation. Our selling expenses were $625,000 for three months ended June 30 2009, as compared to $509,000 for the same period ended June 30, 2008, an increase of approximately $116,000 or 22.8%.  The increase was primarily attributable to the sale of granular fertilizers for the second quarter of 2009 whereas there was no such sale for the same period of 2008.

Operating and Administrative Expenses. Our operating and administrative expenses consisted primarily of rental expenses, salaries and related benefits, business development, depreciation and travelling expenses, and legal and professional expenses.  Our general and administrative expenses were $872,000 for three months ended June 30, 2009, as compared to $1,050,000 for the same period ended June 30, 2008, a decrease of approximately $178,000 or 17.0%.  The decrease was attributable to tighter cost control by reducing non-recurring legal and professional fees.

Income From Operations. Income from operations was about $7,458,000 for three months ended June 30, 2009, as compared to $4,965,000 for the same period ended June 30, 2009, an increase of approximately $2,493,000 or 50.2%. The increase was caused by the successful sales of our new product, granular fertilizers, that contributed additional income from operations of approximately $1,525,000, reduced cost of revenue of liquid fertilizers and a decrease in operating and administrative expenses.

Other Income (Expense). Other income (expense) mainly consists of exchange loss.  Other income (expense) was $1,000 income for three months ended June 30 2009, as compared to $178,000 loss for the same period ended June 30, 2008.  The loss in 2008 was resulted from the loss in exchange of US dollar deposits into Chinese Yuan due to the weaker US dollar relative to Chinese Yuan in 2008.

Income taxes. The Company’s operating subsidiaries in China are governed by the PRC income tax laws and are subject to a uniform PRC enterprise income tax rate of 25% for fiscal 2009 and 2008.  Income tax expense was $1,602,000, representing an effective tax rate of 21.5%, for three months ended June 30, 2009, as compared to $1,433,000, representing an effective tax rate of 29.9%, for three months ended June 30, 2008.  The decrease in the effective tax rate was primarily because one of operating subsidiaries in China that generated net operating profit for the quarter is still in tax exemption period and not subject to the PRC income tax for fiscal 2009.

Net Income. Net income was $5,857,000 for three months ended June 30, 2009.  There was an increase of approximately $2,503,000 or 74.6%, from a net income of $3,354,000 for three months ended June 30, 2008.  The increase was attributable to the successful sale of granular fertilizers, lower cost of revenue of liquid fertilizer, lower operating and administrative expenses and lower income tax for the period.

Net Income Attributable to Non-controlling Interest in a Subsidiary. Net income attributable to non-controlling interest in a subsidiary was approximately $267,000 for three months ended June 30, 2009, as compared to $430,000 for the same period ended June 30, 2008, a decrease of approximately $163,000 or 37.9%.  The decrease was due to the completion of acquisition of 10% non-controlling interest in Pacific Dragon in May 2009 and therefore, only two-month net income of Pacific Dragon was accounted for in the Company’s book for the period.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $5,590,000 for three months ended June 30, 2009.  There was an increase of approximately $2,666,000 or 91.2% from our net income attributable to common stockholders for the same period ended June 30, 2009 of about $2,924,000 mainly due to higher net income and lower net income attributable to non-controlling interest in a subsidiary as explained above.

Comparison of Six Months Ended June 30, 2009 and 2008.

The following table summarizes the results of our operations during the six-month period ended June 30, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the 2008 fiscal period to the 2009 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2009	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)

Net Revenue	$28,336	$20,693	7,643	36.9
Cost of Revenue	(16,012)	(10,532)	5,480	52.0
Gross Profit	12,324	10,161	2,163	21.3
Selling Expenses	(1,031)	(1,216)	(185)	(15.2)
Operating and Administrative Expenses	(1,856)	(1,924)	(68)	(3.5)
Income From Operations	9,437	7,021	2,416	34.4
Other Income (Expenses)	3	(111)	114	102.7
Income Tax	(2,316)	(2,150)	166	7.7
Net income	7,124	4,760	2,364	49.7
Net income attributable to non-controlling interest in a subsidiary	(481)	(645)	(164)	(25.4)
Net income attributable to common stockholders	6,643	4,115	2,528	61.4

Net Revenue. Our net revenue for six months ended June 30, 2009 amounted to $28,336,000, an increase of approximately $7,643,000 or 36.9%, as compared to $20,693,000 for six months ended June 30, 2008.  The increase was mainly attributable to the sale of granular fertilizers of $7,357,000 for the six months period ended June 30, 2009 whereas there was no such sale for the same period of 2008.

Costs of Revenue. Our cost of revenue was $16,012,000 for six months ended June 30, 2009, an increase of approximately $5,480,000 or 52.0% as compared to $10,532,000 for six months ended June 30, 2008.  Our cost of revenue was primarily comprised of the cost of raw materials, direct labor and manufacturing overhead expenses.  The cost of revenue increased because of granular fertilizer’s sales that had a higher cost of revenue than liquid fertilizer’s sales.  The percentages of the costs of revenue to total revenues were 56.5% and 50.9% for six months ended on June 30, 2009 and 2008 respectively.

Gross Profit. Our gross profit was $12,324,000 for six months ended June 30, 2009, an increase of approximately $2,163,000 or 21.3%, as compared to $10,161,000 for six months ended June 30, 2008.  Gross profit as a percentage of net revenue was 43.5% for six months ended June 30, 2009, as compared to 49.1% for six months ended June 30, 2008.  The decrease in gross profit as a percentage of revenue was mainly due to the sale of granular fertilizers with a lower gross profit margin than liquid fertilizers.  The gross profit margin of granular fertilizers was approximately 21% for six months ended June 30, 2009 whereas the gross profit margin of liquid fertilizers was approximately 53% for six months ended June 30, 2009.

Selling Expenses. Our selling expenses consisted primarily of sales commission, advertising and promotion expenses, freight charges and related compensation.  Our selling expenses were $1,031,000 for six months ended June 30 2009, as compared to $1,216,000 for the same period ended June 30, 2008, a decrease of approximately $185,000 or 15.2%.  The decrease was primarily attributable to the decrease in advertising and promotion expenses by approximately $84,000 and efficient management of our sales network.  We cancelled the reimbursement of travel and miscellaneous expenses for our sales representatives and as a result, our selling expenses decreased accordingly.

Operating and Administrative Expenses. Our operating and administrative expenses consisted primarily of rental expenses, salaries and related benefits, business development, depreciation and travelling expenses, and legal and professional expenses.  Our general and administrative expenses were $1,856,000 for six months ended June 30, 2009, as compared to $1,924,000 for the same period ended June 30, 2008, a decrease of approximately $68,000 or 3.5%.  The decrease was attributable to tighter cost control by reducing non-recurring legal and professional fees.

Income From Operations. Income from operations was about $9,437,000 for six months ended June 30, 2009, as compared to $7,021,000 for the same period ended June 30, 2009, an increase of approximately $2,416,000 or 34.4%. The increase was caused by the successful sale of our new product, granular fertilizers, that contributed additional income from operations of approximately $1,525,000, reduced cost of revenue of liquid fertilizers and a decrease in selling, operating and administrative expenses.

Other Income (Expense). Other income (expense) mainly consists of exchange loss.  Other income (expense) was $3,000 income for six months ended June 30 2009, as compared to $111,000 loss for the same period ended June 30, 2008.  The loss in 2008 was resulted from the loss in exchange of US dollar deposits into Chinese Yuan due to the weaker US dollar relative to Chinese Yuan in 2008.

Income taxes.  The Company’s operating subsidiaries in China are governed by the PRC income tax laws and are subject to a uniform PRC enterprise income tax rate of 25% for fiscal 2009 and 2008.  Income tax expense was $2,316,000, representing an effective tax rate of 24.5%, for six months ended June 30, 2009, as compared to $2,150,000, representing an effective tax rate of 31.1%, for six months ended June 30, 2008.  The decrease in the effective tax rate was primarily because one of operating subsidiaries in China that generated net operating profit for the period is still in tax exemption period and not subject to the PRC income tax for fiscal 2009.

Net Income. Net income was $7,124,000 for six months ended June 30, 2009.  There was an increase of approximately $2,364,000 or 49.7%, from a net income of $4,760,000 for six months ended June 30, 2008.  The increase was attributable to the successful sale of granular fertilizers, lower cost of revenue of liquid fertilizer, lower selling, operating and administrative expenses and lower income tax for the period.

Net Income Attributable to Non-controlling Interest in a Subsidiary. Net income attributable to non-controlling interest in a subsidiary was approximately $481,000 for six months ended June 30, 2009, as compared to $645,000 for the same period ended June 30, 2008, a decrease of approximately $164,000 or 25.4%.  The decrease was due to the completion of acquisition of 10% non-controlling interest in Pacific Dragon in May 2009 and therefore, only five-month net income of Pacific Dragon was accounted for in the Company’s book for the period.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $6,643,000 for six months ended June 30, 2009.  There was an increase of approximately $2,528,000 or 61.4% from our net income attributable to common stockholders for the same period ended June 30, 2009 of about $4,115,000 mainly due to higher net income and lower net income attributable to non-controlling interest in a subsidiary as explained above.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of approximately $16.5 million. Our current assets were $81.7 million and our current liabilities were $15.2 million as of June 30, 2009, which results in a current ratio of approximately 5.4 times. Our total stockholders’ equity as of June 30, 2009 was $73,729,749. We had no bank loans or other interest bearing borrowings as of June 30, 2009. We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of June 30, 2009, we had approximately $79,000 in capital commitment for the purchase of organic granular compound fertilizer production facilities.

Cash Flows (in U.S. Dollars)
	Six Months Ended June 30,
	2009	2008
Net cash provided (used) in operating activities	8,039,316	(723,813)
Net cash used in investing activities	(3,037,508)	(2,157,367)
Net cash provided by financing activities	-	-
Net increase/(decrease) in cash	5,001,808	(2,881,180)

Operating Activities:

Net cash generated from operating activities was $8,039,316 for six months ended June 30, 2009, which was an increase of $8,763,129 , as compared to the $723,813 net cash used in operating activities for the same period in 2008.  The increase was primarily attributable to an increase in net income of $2,364,070, a decrease in advances to suppliers of $2,254,919, an increase in accounts payable of $7,243,456, an increase in accrued expenses and other payables of $2,356,348 and an increase in tax payable of $890,643 which was offset by the increase in our accounts receivables by $2,000,393.

Investing Activities:

Net cash used in investing activities was $3,037,508 for six months ended June 30, 2009, which was an increase of $880,141 from the $2,157,367 net cash used in investing activities for the same period in 2008.  The increase was primarily attributable to the payment of $1,000,000 cash for the acquisition of 10% interest in Pacific Dragon.

Financing Activities

The Company did not have any financing activity for the six-month period ended June 30, 2009.

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

▪
Accounts Receivable.  Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

▪
Inventories.  Inventories are valued at the lower of cost (determined on a first-in first-out basis) or net realizable value. Our management compares the cost of inventories with the net realizable value and an allowance is made for inventories with net realizable value, if lower than the cost.

▪
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

▪
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

▪
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

▪
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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2009, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2009, holders of 14,325,386 shares of our outstanding common stock, or 50.82% of the 28,189,615 outstanding shares of common stock on that date, authorized, by written consent, an amendment to our certificate of incorporation to effect a four-for-one reverse stock split of our common stock.   The board of directors has yet to determine the date that the amendment to the certificate of incorporation will be filed with the Secretary of State of the State of Delaware.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBITS

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

CHINA AGRITECH, INC.

Date: August 14 , 2009	By: /s/ Yu Chang
Yu Chang
Chief Executive Officer, President, Secretary and Chairman (Principal Executive Officer)

Date: August 14 , 2009	By: /s/ Yau-Sing Tang
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