Form 10-Q
period 2009-09-30
CHINA AGRITECH INC
filed 2009-11-12
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT PUR SUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-49608

CHINA AGRITECH, INC.
(Exact name of small business issuer as specified in its charter)
Delaware	75-2955368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 3F No. 11 Building, Zhonghong International Business Garden, Future Business Center,
Chaoyang North Road, Chaoyang District, Beijing, China 100024
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 10-59621278
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated file r, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” , “ accelerated filer” and “ small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2009 is as follows:
Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,440,831

Table of Contents

i

PART I

FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$19,013,822	$11,952,235
Accounts receivable, net	46,411,842	34,773,115
Inventories	15,191,194	6,452,618
Advances to suppliers	5,667,032	10,795,357
Prepayments and other receivables	1,908,293	2,484,346

Total Current Assets	88,192,183	66,457,671

Property and equipment, net	6,629,315	4,496,045
Deposit for equipment	-	749,799
Construction in progress	387,262	961,551

Total Assets	$95,208,760	$72,665,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,284,461	$3,327,281
Accrued expenses and other payables	2,108,092	221,954
Taxes payable	2,265,549	1,388,897

Total Current Liabilities	15,658,102	4,938,132

Stockholders’ Equity
Common stock; $0.001 par value, 100,000,000 shares authorized,
7,048,063 shares issued and outstanding	7,048	24,700
Additional paid-in capital	30,579,555	26,148,879
Statutory reserves	6,629,315	5,425,407
Accumulated other comprehensive income	5,824,391	5,837,917
Retained earnings	36,510,349	25,361,597

Total China Agritech’s stockholders’ equity	79,550,658	62,798,500

Non-controlling interest in a subsidiary	-	4,928,434

Total stockholders’ equity	79,550,658	67,726,934

Total Liabilities and Stockholders’ Equity	$95,208,760	$72,665,066

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 and 2008 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2009	2008	2009	2008
Net revenue	$27,043,952	$16,236,573	$55,379,939	$36,929,747
Cost of revenue	(17,447,653)	(9,896,393)	(33,460,130)	(20,429,067)
Gross profit	9,596,299	6,340,180	21,919,809	16,500,680
Operating expenses
Selling expenses	(727,593)	(646,861)	(1,758,305)	(1,862,586)
General and administrative expenses	(1,694,715)	(808,710)	(3,550,228)	(2,732,601)
Total operating expenses	(2,422,308)	(1,455,571)	(5,308,533)	(4,595,187)
Income from operations	7,173,991	4,884,609	16,611,276	11,905,493
Other income (expense)
Interest income	9,065	22,006	15,089	85,902
Exchange gain (loss)	299	127,277	(2,757)	(47,562)
Total other income (expense)	9,364	149,283	12,332	38,340
Income before income taxes	7,183,355	5,033,892	16,623,608	11,943,833
Provision for income taxes	(1,473,260)	(1,225,991)	(3,789,496)	(3,375,985)
Net income	5,710,095	3,807,901	12,834,112	8,567,848
Net income attributable to non-controlling interest in a subsidiary	-	(345,579)	(481,452)	(990,577)
Net income attributable to common stockholders	5,710,095	3,462,322	12,352,660	7,577,271
Other comprehensive income
Foreign currency translation adjustment	110,815	158,711	(13,526)	3,273,889
Comprehensive income	5,820,910	3,621,033	12,339,134	10,851,160
Comprehensive income attributable to non-controlling interest in a subsidiary	-	(43,610)	8,403	(378,513)
Comprehensive income	$5,820,910	$3,577,423	$12,347,537	$10,472,647
Basic and diluted weighted average shares outstanding	7,048,063	6,174,904	6,619,803	6,174,904
Basic and diluted net earnings per share	$0.81	$0.56	$1.87	$1.23

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	SEPTEMBER 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,834,112	$8,567,848
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Stock based compensation	2,703	-
Depreciation	508,312	470,198
Provision for doubtful debts	452,958	-
(Increase) decrease in current assets:
Accounts receivable	(12,080,214)	(22,235,689)
Inventories	(8,731,639)	(6,146,191)
Advances to suppliers	5,874,503	7,994,813
Prepayments and other receivables	579,412	(740,955)
Increase (decrease) in current liabilities:
Accounts payable	7,950,480	3,256,144
Taxes payable	875,900	714,935
Accrued expenses and other payable	1,880,903	171,714
Net cash provided (used) in operating activities	10,147,430	(7,947,183)

Cash flows from investing activities:
Acquisition of 10% interest in Pacific Dragon	(1,000,000)	-
Restricted cash	-	11,415
Acquisition of property & equipment	(2,201,642)	(1,299,156)
Construction in progress	155,780	(877,800)
Net cash used in investing activities	(3,045,862)	(2,165,541)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	7,101,568	(10,112,724)

Effect of exchange rate change on cash and cash equivalents	(39,981)	3,536,977

Cash and cash equivalents, beginning of period	11,952,235	11,841,221

Cash and cash equivalents, end of period	$19,013,822	$5,265,474

Supplemental disclosure of cash flow information:
Income taxes paid	$3,013,389	$3,362,504

Non-cash Investment and Financing Activity:
Offset of amounts due to/from stockholders	$-	$330,032

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

1.           ORGANIZATION AND DESCRIPTION OF BUSINESS

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its subsidiaries.

China Agritech, Inc. is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers; organic granular compound fertilizers and related agricultural products in The People’s Republic of China (“PRC”). Our business operations are primarily conducted through the following direct and indirect subsidiaries:  Anhui Agritech Agriculture Development Limited (“Anhui Agritech”), Agritech Fertilizer Ltd. (“Beijing Agritech”), China Tailong Holdings Company Limited (“Tailong”), Pacific Dragon Fertilizers Co. Ltd. (“Pacific Dragon”), and Xinjiang Agritech Agriculture Resources Co., Ltd. (“Xinjiang Agritech”). Our revenues are derived from the sale of our fertilizers and related agricultural products to our customers.

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

We acquired the line of business which we now operate pursuant to the Agreement and Plan of Reorganization (the “Reorganization Agreement”), as amended whereby on December 25, 2004 we acquired all of the issued and outstanding Tailong shares from the shareholders of Tailong in exchange for 10,606,158 shares of our common stock, whereby such shareholders obtained control of the Company and Tailong became our wholly owned subsidiary.

As a result of the acquisition of Tailong, we acquired the business of our operating subsidiaries and became a fertilizer manufacturer conducting operations in the PRC through Tailong and Tailong’s 90% owned subsidiary, Pacific Dragon.

Tailong was incorporated on October 27, 2003 under the laws of Hong Kong. On October 9, 2004, Tailong acquired 90% of Pacific Dragon, which conducts Tailong’s only business operations. Pacific Dragon is a foreign investment joint venture and was incorporated in the PRC on May 20, 1994. Pacific Dragon is classified as a Foreign Invested Enterprise (“FIE”) in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to that of a limited liability company organized under state laws in the United States.

On June 29, 2006, we established a wholly owned subsidiary, Anhui Agritech. Anhui Agritech engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers.

On November 1, 2006, we entered into an equity transfer agreement with the stockholders of CAI Investment, Inc (the “CAI stockholders”). The CAI stockholders transferred 100% equity interest in CAI Investment, Inc. (“CAI”) to the Company in exchange for $1,000. Prior to the equity transfer, CAI established a wholly owned subsidiary, Beijing Agritech. Beijing Agritech engages in the business of manufacturing and marketing a series of organic liquid compound fertilizers.

On December 23, 2008, we formed Xinjiang Agritech, a PRC entity.  Beijing Agritech and Anhui Agritech hold 75% and 25% of the equity interests, respectively, in Xinjiang Agritech.

On May 15, 2009, Tailong acquired the remaining 10% of Pacific Dragon in consideration of the payment of $1,000,000 and the issuance of 3,490,000 shares of common stock in the Company. As a result, Pacific Dragon became the wholly foreign owned enterprise in the PRC and is a wholly owned subsidiary of the Company.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

2.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  These consolidated financial statements for interim periods are unaudited.  In the opinion of management, the consolidated financial statements included all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation.  The results reported in these unaudited consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.  U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Company, which were prepared in accordance with the relevant accounting principles and financial reporting regulations in the PRC.  Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

Unless otherwise noted, all references to “$” and dollar are to the United States dollar, the legal currency of the United States.

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

c.           Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company gives most customers an extended credit policy for up to one year. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been material.

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

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

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

g.           Construction in Progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use.

h.           Impairment

The Company applies the provisions of ASC 360-10 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment subject to periodic amortization, for recoverability at least annually during the fourth quarter, or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. The Company has not identified any incidence that may indicate the carrying value of its long-lived assets may not be recoverable for nine months ended September 30, 2009 and 2008.

i.            Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

The Company’s revenue consists of the invoiced value of goods, net of a value-added tax (“VAT”) and marketing rebate.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

j.            Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for three months ended September 30, 2009 and 2008 were $154,749 and $208,814, respectively.  Advertising costs for nine months ended September 30, 2009 and 2008 were $376,110 and $513,424, respectively.

k.           Shipping and Handling

The Company classifies shipping cost under selling expenses. Shipping costs for three months ended September 30, 2009 and 2008 were $367,216 and $201,801, respectively.  Shipping costs for nine months ended September 30, 2009 and 2008 were $740,868 and $564,114, respectively.

l.            Income taxes

The Company utilizes ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes,”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company adopted the provisions of ASC 740-10 (formerly FIN 48, “Accounting for Uncertainty in Income Taxes”), and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

m.          Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into U.S. dollars in accordance with ASC 830-10 (formerly SFAS No. 52, “Foreign Currency Translation.”) According to ASC 830-10, all assets and liabilities are translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220-10 (formerly SFAS No. 130, “Reporting Comprehensive Income,”) as a component of stockholders’ equity.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

n.           Fair values of financial instruments

ASC 825-10 (formerly SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,”) requires that the Company disclose estimated fair values of financial instruments. The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payables, taxes payable, and related party advances and borrowings.

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

o.           Earnings per share (EPS)

Earnings per share is calculated in accordance with ASC 260-10 (foremerly SFAS No. 128, “Earnings per share.”) Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive warrant and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	For three months ended September 30, 2009 and 2008
	2009			2008
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Earnings per share - basic
Income available to common stockholders	$5,710	7,048	$0.81	$3,462	6,175	$0.56

Effect of dilutive options and warrants	—	—	—	—	—	—

Earnings per share - diluted
Income available to common stockholders	$5,710	7,048	$0.81	$3,462	6,175	$0.56

The dilutive earnings per share computation for three months ended September 30, 2009 excludes options and warrants to purchase 543,920 shares of common stock and for three months ended September 30, 2008 excludes options and warrants to purchase 438,920 shares of common stock because the impact was anti-dilutive.

On September 8, 2009, we effected a reverse split of our common stock on the basis of one share for every four outstanding shares, so that every four outstanding shares of common stock before the reverse stock split was converted into one common stock after the reverse stock split.  Earnings per share - basic and diluted for three months ended September 30, 2009 and 2008, as calculated above, reflect the effectiveness of the reverse stock split.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

o.           Earnings per share (EPS) (cont'd)

	For nine months ended September 30, 2009 and 2008
	2009			2008
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Earnings per share - basic
Income available to common stockholders	$12,353	6,620	$1.87	$7,577	6,175	$1.23

Effect of dilutive options and warrants	—	—	—	—	—	—

Earnings per share - diluted
Income available to common stockholders	$12,353	6,620	$1.87	$7,577	6,175	$1.23

The dilutive earnings per share computation for nine months ended September 30, 2009 excludes options and warrants to purchase 543,920 shares of common stock and for nine months ended September 30, 2008 excludes options and warrants to purchase 438,920 shares of common stock because the impact was anti-dilutive.

On September 8, 2009, we effected a reverse split of our common stock on the basis of one share for every four outstanding shares, so that every four outstanding shares before the reverse stock split was converted into one common stock after the reverse stock split. Earnings per share - basic and diluted for nine months ended September 30, 2009 and 2008, as calculated above, reflect the effectiveness of the reverse stock split.

p.           Segment reporting

ASC 280-10 (formerly SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

ASC 280-10 has no effect on the Company’s unaudited consolidated financial statements as the Company operates in one reportable business segment.

q.           Statement of cash flows

In accordance with ASC 230-10 (formerly SFAS No. 95, “Statement of Cash Flows,”) cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheets.

r.           Stock-based compensation

In accordance with ASC 718-10 (formerly SFAS No. 123R “Share-Based Payment”) all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. The Company has adopted the requirements of ASC 718-10 and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period.

s.           Fair value measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level one — Quoted prices in active markets for identical assets or liabilities;

•
Level two — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level three — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying values of cash and cash equivalents, trade receivables and payables approximate their fair values due to their short maturities. There were no assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

t.             Recent Accounting Pronouncements Adopted

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did no change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, ”Effective Date of FASB Statement 157”), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

t.             Recent Accounting Pronouncements Adopted (cont'd)

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, “Business Combinations”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

u             New Accounting Pronouncement to be Adopted

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt these disclosure requirements in the fourth quarter of 2009. It is expected the adoption of these disclosure requirements will not have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e., the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will not have a material impact on the Company’s Consolidated Financial Statements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e., the Company’s fiscal year beginning January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, the Company will adopt this Statement for interim and annual periods ending after January 1, 2010.  It is expected the adoption of this Statement will not have a material impact on the Company’s Consolidated Financial Statements.

In August 2009, the FASB issued ASC Update No. 2009-05 (“Update 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, “Fair Value Measurements”).  The Company is required to adopt Update 2009-05 in the fourth quarter of 2009.  It is expected the adoption of this Update will not have a material impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates:

ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

3.            ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Accounts receivable	$47,312,856	$35,221,721
Less: Allowance for doubtful accounts	(901,014)	(448,606)
	$46,411,842	$34,773,115

4.            INVENTORIES

Inventories consist of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Raw Materials	$11,141,663	$4,941,787
Packing Materials	449,614	107,053
Finished goods	3,599,917	1,403,778

	$15,191,194	$6,452,618

5.            PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables primarily include prepaid rent, prepaid advertising and advanced travel expenses to employees.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

6.             PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Manufacturing machinery	$6,280,920	$4,735,761
Leasehold improvement	1,525,555	439,341
Office equipment	221,809	220,031
Motor vehicles	629,801	619,149
	8,658,085	6,014,282
Less: Accumulated Depreciation	(2,028,770)	(1,518,237)
	$6,629,315	$4,496,045

Depreciation expense for three months ended September 30, 2009 and 2008 was $188,203 and $145,165, respectively. Depreciation expense for nine months ended September 30, 2009 and 2008 was $508,312 and $470,198, respectively.

7.            CONSTRUCTION IN PROGRESS

The construction in progress consists of equipment for the organic granular compound fertilizer plants in Xinjiang.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

8.             TAXES PAYABLE

Taxes payable consist of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Income tax payable	$1,633,431	$857,324
VAT tax payable	587,112	529,313
Others	45,006	2,260

	$2,265,549	$1,388,897

9.             INCOME TAXES

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 25% for the periods ended September 30, 2009 on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable.   The provision for income taxes for three and nine months ended September 30, 2009 and 2008 consisted of the following:

	Three months ended September 30,		Nine months ended September30,
	2009	2008	2009	2008
Provision for China income and local tax	$1,473,260	$1,225,991	$3,789,496	$3,375,985

The following table reconciles the statutory rate to the Company’s effective tax rate at September 30, 2009 and 2008, respectively;

	2009	2008

Tax at statutory rate	25%	25%
Net effect for income reported during tax exemption period and operating losses where no benefit is realized	(2)%	3%
	23%	28%

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

10.          NON-CONTROLLING INTEREST IN A SUBSIDIARY

Non-controlling interest in a subsidiary represented the 10% interest of our minority shareholder, Yinlong, a related party of the Company, in Pacific Dragon.

On May 15, 2009, Tailong acquired the remaining 10% interest in Pacific Dragon from Yinlong for a total consideration of $7,980,000.  The consideration consisted of a $1,000,000 cash payment and the issuance of 3,490,000 shares of common stock in the Company at the value of $6,980,000.  As a result, Pacific Dragon became a wholly foreign owned enterprise in the PRC and a wholly owned subsidiary of the Company.

11.          CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

12.          MAJOR CUSTOMERS AND VENDORS

There were no major customers that accounted for more than 10% of the total net revenue for nine months ended September 30, 2009 and 2008.

Four vendors provided approximately 89% of the Company’s raw materials for nine months ended September 30, 2009 with each vendor individually accounting for approximately 23%, 21%, 19% and 14%.  Four vendors provided approximately 70% of the Company’s dollar value of raw materials for nine months ended September 30, 2008 with each individually accounting for approximately 43%, 12%, 8% and 7%.

13.          STOCK OPTIONS AND WARRANTS

In accordance with ASC 718-10 (formerly SFAS 123R “Share Based Payment”), the Company recognized $0 and $0 in share-based compensation expense for three months ended September 30, 2009 and 2008, respectively.  There was no impact of this share-based compensation expense on the Company’s basic and diluted earnings per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

The Company’s 2008 Equity Incentive Plan (the “Plan”) permits the grant of options, stock appreciation rights, restricted stock, restricted stock units, and other share-based awards as the administrator may determine for the employees, directors and consultants of the Company.  Up to a maximum of nine hundred thousand (900,000) shares of the Company’s common stock were available for issuance under the Plan.  The Company believes the Plan will promote the success of the Company’s business, advance the interests of the Company, and attract and retain the best available personnel for positions of substantial responsibility.  The exercise price per share with respect to the Plan will be determined by the administrator provided that the exercise price per share cannot be less than the fair market value of a share on a grant date and the administrator will establish and set forth in the award agreement the times, installments or conditions upon which the option, stock appreciation rights, restricted stock, restricted stock units, and other share-based awards will vest and become exercisable, which may include, among other things, the achievement of the Company, business units and individual goals (including, but not limited to, continued employment or services).

For three months ended September 30, 2009, the Company did not issue any stock options.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

13.          STOCK OPTIONS AND WARRANTS (Cont ‘ d)

Options

On May 25, 2009, the Company granted the Company’s chairman of the audit committee options to purchase 1,250 shares of common stock. The options vested immediately upon signing of the stock option agreement. The exercise price of the options is $6.72 per share.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.48%
Expected life of the options	1 year
Expected volatility	99.5%
Expected dividend yield	0%

During the nine months ended September 30, 2009, 25,000 options were cancelled.

On September 8, 2009, we effected a reverse split of our common stock on the basis of one share for every four outstanding shares, so that every four outstanding shares before the reverse stock split was converted into one common stock after the reverse stock split.  The number of options outstanding, exercise price and fair market value of a share at the grant date are adjusted accordingly to reflect the effectiveness of the reverse stock split.

Following is a summary of the stock option activity:
	Options outstanding	Weighted Average Exercise Price	Grant Date Fair Market Value of a Share
Outstanding, December 31, 2006	12,500	$14.00
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2007	12,500	$14.00
Granted	25,000	8.00	$0.52
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2008	37,500	10.00
Granted	1,250	6.72	$2.16
Forfeited / Cancelled	(25,000)	(8.00)
Exercised	—	—
Outstanding, September 30, 2009	13,750	$13.34

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

13.           STOCK OPTIONS AND WARRANTS (Cont ‘ d)

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options		Exercisable Options
Exercise Price	Number	Exercise Price	Number
$14.00	12,500	$14.00	12,500

$6.72	1,250	$6.72	1,250

As of September 30, 2009, our options had no intrinsic value.

Warrants

In connection with a private placement which occurred on July 5, 2007, the Company granted the private placement consultant warrants to purchase 97,230 shares of its common stock. The warrants vested immediately. The exercise price of the warrants is $10.80 per share.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	5.02%
Expected life of the options	5 years
Expected volatility	83%
Expected dividend yield	0%

On September 8, 2009, we effected a reverse split of our common stock on the basis of one share for every four outstanding shares, so that every four outstanding shares before the reverse stock split was converted into one common stock after the reverse stock split.  The number of warrants outstanding, exercise price and fair market value of a share at the grant date are adjusted accordingly to reflect the effectiveness of the reverse stock split.

Following is a summary of the warrants activity:
	Warrants outstanding	Weighted Average Exercise Price	Grant Date Fair Market Value of a Share
Outstanding, December 31, 2006	—	$—
Granted	97,230	$10.8	$9.24
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2007	97,230	$10.8
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2008	97,230	$10.8
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, September 30, 2009	97,230	$10.8

Following is a summary of the status of warrants outstanding at September 30, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.80	97,230	3.5 years	$10.80	97,230	3.5 years

As of September 30, 2009, our warrants had no intrinsic value.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

14.           STATUTORY RESERVES

As stipulated by the Company Law of the People’s Republic of China, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)            Making up cumulative prior years’ losses, if any;

(ii)           Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

(iii)          Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund,” which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

(iv)          Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

In accordance with the Company Law of the People’s Republic of China, the Company has allocated 10% of its net income to the above-mentioned PRC statutory reserves, which is considered appropriations of retained earnings. The amount included in the statutory reserves as of September 30, 2009 and December 31, 2008 amounted to $6,629,315 and $5,425,407, respectively.

15.           RELATED PARTY TRANSACTIONS AND COMMITMENTS AND LEASES

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

Pacific Dragon entered into a tenancy agreement with a related party, Yinlong, the joint venturer who held a 10% equity interest in Pacific Dragon at the time, to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB 1,200,000 (equivalent to $144,578). The tenancy agreement was amended by increasing the annual rent to RMB 3,600,000 (equivalent to $518,940) effective July 1, 2005. Yinlong is owned and controlled by Mr. Yu Chang and Ms. Xiao Rong Teng, who is one of the directors of the Company.

On July 2, 2007, Beijing Agritech entered into a tenancy agreement with Ms. Xiao Rong Teng to lease an office with a total floor area of 780 meter square for a term of 5 years from February 1, 2007 to February 1, 2012 at an annual rent of RMB 480,000 (equivalent to approximately $68,800) effective July 2, 2007.

On February 12, 2009, Tailong entered into a share purchase agreement with Pacific Dragon and Yinlong and a supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang and Ms. Xiao Rong Teng pursuant to which Tailong agreed to acquire Yinlong’s 10% interest in Pacific Dragon for an aggregate purchase price of $7,980,000.  Mr. Chang has an 85% equity interest in Yinlong and Ms. Teng owns the remaining 15% equity interest.  On May 15, 2009, Tailong entered into an amendment to the supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang and Ms. Xiao Rong Teng pursuant to which Tailong amended the purchase consideration to include a cash payment of $1,000,000 and issuance of 3,490,000 shares of common stock in the Company for the balance consideration of $6,790,000.  On the same date, Tailong completed the acquisition.

According to the requirements in paragraphs 32 to 34 of SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the Company’s change in the ownership interest in Pacific Dragon was accounted for as equity transactions and no gain or loss was recognized in the Company’s consolidated income statement for six month ended June 30, 2009.  The carrying amount of the non-controlling interest in Pacific Dragon was adjusted to reflect the change in the Company’s ownership interest in Pacific Dragon. Any difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted was recognized in equity attributable to the Company.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCI AL STATEMENTS
(UNAUDITED)

16.           SUBSEQUENT EVENTS

On October 19, 2009, the Company issued (i) an aggregate of 1,392,768 shares of common stock and (ii) warrants to purchase up to 928,514 shares of common stock at an initial exercise price of approximately $10.77 per share, subject to adjustment, to Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L.P. (collectively, the “Carlyle Investors”) for a purchase price of $15,000,000. The exercise price of the warrants has a floor of approximately $3.0657 per share, and in the event that the warrants are exercised at that price, the Company would issue an additional 2,333,331 shares.  The Company is obligated to issue up to 3,500,000 shares of common stock (the “Make-Good Shares”) to the Carlyle Investors in the event that the Company fails to meet a predetermined net income target of $11.5 million for the fiscal year ending December 31, 2009.  If the Company meets the net income target it will not issue any additional shares upon exercise of the warrants or any Make-Good Shares.  The Company granted the Carlyle Investors a one-year right of participation in future offerings by the Company of shares of its common stock, debt or equity securities convertible, exercisable or exchangeable into common stock, or debt securities.  The right of participation was granted individually, on a pro rata basis based upon each investor’s original subscription amount, and collectively no less than $5 million and no more than $10 million.  In addition, the Company granted the Carlyle Investors the right to collectively designate one person to serve as a member of the Company’s Board of Directors.

The Company has evaluated events subsequent to the balance sheet date through November 11, 2009, which represents the issue date of this Form 10-Q.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Report”) to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries. References to “Tailong” are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited; references to “Pacific Dragon” are to Tailong’s wholly owned subsidiary, Pacific Dragon Fertilizers Co. Ltd.; references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc.; references to “Beijing Agritech” are to our wholly-owned indirect subsidiary, Agritech Fertilizer Ltd.; references to Anhui Agritech are to our wholly-owned subsidiary, Anhui Agritech Development Co. Ltd., and references to “Beijing Agritech” are to Xinjiang Agritech Agricultural Resources Co. Ltd., our wholly owned indirect subsidiary.  References to “China” or “PRC” are references to the People’s Republic of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollars are to the United States dollar, the legal currency of the United States.

Special Note Regarding Forward Looking Statements

This Report contains forward-looking statements and information relating to China Agritech that are based on the beliefs of our management, as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, any of the factors mentioned in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2009, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Report as anticipated, estimated or expected, including, but not limited to, competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

Our Business

China Agritech, Inc. is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers; organic granular compound fertilizers and related agricultural products. Our business operations are primarily conducted through the following direct and indirect subsidiaries:  Anhui Agritech Agriculture Development Limited (“Anhui Agritech”), Agritech Fertilizer Ltd. (“Beijing Agritech”), China Tailong Holdings Company Limited (“Tailong”), Pacific Dragon Fertilizers Co. Ltd. (“Pacific Dragon”) and Xinjiang Agritech Agricultural Resources Co., Ltd. (“Xinjiang Agritech”).  Our revenues are derived primarily from the sale of our organic fertilizer products.  We are a leading manufacturer of fertilizer products and, more specifically, organic fertilizer products in liquid form, in China.  We have been producing organic liquid compound fertilizer products in China since 1994.

Our main products include organic spray products, organic water-flush products, organic dip products, organic granular products and other customized, crop specific fertilizers that are tailored to our customers’ specific requirements. Our products promote photosynthesis, root system growth and transmission of nutrients to seeds; equilibrate absorption of nutrients and speed a plant’s maturity; eliminate the damage of harmful radicals to plants and increase protein and vitamin content levels; accelerate the accumulation of photosynthesis materials and cell concentration; increase reservation ability to resist drought, resistance and the utilization rate of basic fertility; and foster the development of plant life along with neutral or acidic pesticides. Our products can be applied on a widespread basis via spraying by machine or aircraft. Our products have been recognized for their quality and effectiveness by leading industry associations and have been certified by the PRC government at the national level, which is an endorsement of the effectiveness of the products in all regions of China.

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

To capitalize on the increased demand for our products and geographic expansion of our sales throughout China, we organized two operating subsidiaries in 2007, Anhui Agritech and Beijing Agritech. Our Anhui facility, which is part of Anhui Agritech, manufactures and sells our fertilizer products to customers generally in the Anhui, Hubei, and Henan provinces of China which are in the central and southern areas of China. Our Beijing facility, which is part of Beijing Agritech, is our primary research and development center, syrup production center and converting factory and also distributes our products to the central and southern areas of China.  Our Harbin facility, which is part of Pacific Dragon, primarily distributes our products to the northern areas of China.  In December 2008, we formed Xinjiang Agritech, which is 75% and 25% owned by Beijing Agritech and Anhui Agritech, respectively.

Our annual fertilizer production capacity in 2008 was approximately 13,000 metric tons of organic liquid compound fertilizers. In 2008, we expanded our operations to include granular fertilizers.  Until September 2009, our annual production capacity for granular fertilizers was approximately 150,000 metric tons, consisting of 100,000 metric tons in Anhui and 50,000 metric tons in Harbin.  In September 2009, we expanded our annual production capacity for granular fertilizers to approximately 200,000 metric tons by completing another 50,000 granular plant in Xinjiang.

Recent Developments

During the third quarter of 2009, we completed construction of our granular production facilities in Xinjiang (50,000 metric tons).  As of the date of this quarterly report, the Company has an annual production capacity of approximately 200,000 metric tons for granular fertilizers.  It is expected that the Xinjiang granular plant will commence its commercial production in the first quarter of 2010.

On September 8, 2009, we effected a reverse split of our common stock on the basis of one share for every four outstanding shares, so that every four outstanding shares of common stock before the reverse stock split was converted into one share of common stock after the reverse stock split.

On September 21, 2009, the Company began trading on the NASDAQ Global Market under the symbol “CAGC”.

On October 19, 2009 the Company issued (i) an aggregate of 1,392,768 shares of common stock and (ii) warrants to purchase up to an aggregate of 928,514 shares of common stock at an initial exercise price of approximately $10.77 per share, subject to adjustment, to Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L.P. (collectively, the “Carlyle Investors”) for a purchase price of $15,000,000. The exercise price of the warrants has a floor of approximately $3.0657 per share, and in the event that the warrants are exercised at that price, the Company would issue an additional 2,333,331 shares.  The Company is obligated to issue up to 3,500,000 shares of common stock (the “Make-Good Shares”) to the Carlyle Investors in the event that the Company fails to meet a predetermined net income target of $11.5 million for the fiscal year ending December 31, 2009.  If the Company meets the net income target it will not issue any additional shares upon exercise of the warrants or any Make-Good Shares.  The Company granted the Carlyle Investors a one-year right of participation in future offerings by the Company of shares of its common stock, debt or equity securities convertible, exercisable or exchangeable into common stock, or debt securities.  The right of participation was granted individually, on a pro rata basis based upon each investor’s original subscription amount, and collectively no less than $5 million and no more than $10 million.  In addition, the Company granted the Carlyle Investors the right to collectively designate one person to serve as a member of the Company’s Board of Directors.

Overview

Net revenue during the three quarter of 2009 was approximately 66.6% higher than net revenue (after reclassification of marketing rebate of approximately $438,000 from selling expenses to net revenues) during the third quarter of 2008.  The Company’s unaudited consolidated balance sheet as of September 30, 2009 included current assets of $88,692,183 and total assets of $95,708,760. The Company had no long-term debt as of September 30, 2009.  The Company’s unaudited stockholders’ equity as of September 30, 2009 was $80,050,657.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008.

The following table summarizes the results of our operations during the three-month period ended September 30, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the 2008 fiscal period to the 2009 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended 9/30/09	Three Months Ended 9/30/08	Dollar ($) Increase (Decrease)	Percentage (%) Increase (Decrease)

Net Revenue	$27,043	$16,237	10,806	66.6
Cost of Revenue	(17,448)	(9,897)	7,551	76.3
Gross Profit	9,595	6,340	3,255	51.3
Selling Expenses	(727)	(647)	80	12.4
Operating and Administrative Expenses	(1,694)	(808)	886	109.7
Income From Operations	7,174	4,885	2,289	46.9
Other Income (Expenses)	9	149	(140)	(94.0)
Income Tax	(1,473)	(1,226)	247	20.2
Net Income	5,710	3,808	1,902	49.9
Net Income Attributable to Non-Controlling Interest in a Subsidiary	-	(346)	(346)	(100.0)
Net Income Attributable to Common Stockholders	5,710	3,462	2,248	64.9

Net Revenue. Our net revenue for three months ended September 30, 2009 equaled approximately $27,043,000, an increase of approximately $10,806,000 or 66.6%, as compared to $16,237,000 for the three months ended September 30, 2008.  The increase was mainly attributable to the increase in sales of granular fertilizers of approximately $7,919,000 and sales of liquid fertilizers of approximately $2,887,000.  The increase in sales of granular fertilizers resulted from the increase in sales volume from 11,000 metric tons for the three months ended September 30, 2008 to 33,994 metric tons for the three months ended September 30, 2009, an increase of 22,994 metric tons whereas the increase in sales of liquid fertilizers was contributable to the increase in average net selling price of liquid fertilizers from $5,747 for the third quarter of 2008 to $7,348 for the corresponding period in 2009.

Cost of Revenue. Our cost of revenue equaled approximately $17,448,000 for the three months ended September 30, 2009, an increase of approximately $7,551,000 or 76.3% as compared to $9,897,000 for the three months ended September 30, 2008.  Our cost of revenue increased because of the increase in cost of revenue of granular fertilizers of approximately $6,390,000 that resulted from the increase in the volume of granular fertilizer’s sales and the increase in cost of revenue of liquid fertilizers of approximately $1,161,000 that was in line with the increase in liquid fertilizer’s sales.  The percentage of the cost of revenue to total net revenue was 64.5% and 60.9% for the three months ended September 30, 2009 and 2008, respectively.

Gross Profit. Our gross profit was approximately $9,595,000 for the three months ended September 30, 2009, an increase of approximately $3,255,000 or 51.3%, as compared to approximately $6,340,000 for the three months ended September 30, 2008.  Gross profit as a percentage of net revenue was 35.5% for the three months ended September 30, 2009, as compared to 39.1% for the three months ended September 30, 2008.  The decrease in gross profit as a percentage of revenue was mainly due to higher sales of granular fertilizers as a percentage of total net revenue for the quarter (44.3% for 2009 as compared to 25% for 2008) and because granular fertilizer has a lower gross profit margin than liquid fertilizer.  The gross profit margin for our granular fertilizers was approximately 20% for the three months ended September 30, 2009 as compared to the gross profit margin for our liquid fertilizers of approximately 47.4% for the three months ended September 30, 2009.  The gross profit margin for our granular fertilizers was approximately 22.7% for the three months ended September 30, 2008 as compared to the gross profit margin for our liquid fertilizers of approximately 44.5% for the three months ended September 30, 2008.

Selling Expenses. Our selling expenses consisted primarily of sales commission, advertising and promotion expenses, freight charges and related compensation.  Our selling expenses were approximately $727,000 for the three months ended September 30 2009, as compared to approximately $647,000 for the same period ended September 30, 2008, an increase of approximately $80,000 or 12.4%.  The increase was primarily attributable to the increase in sale of granular fertilizers for the third quarter of 2009 as compared to the corresponding quarter of 2008.  As a result, more commission was paid to the salespeople for sales of granular fertilizer.

Operating and Administrative Expenses. Our operating and administrative expenses consisted primarily of rental expenses, salaries and related benefits, business development, depreciation and travelling expenses, and legal and professional expenses.  Our general and administrative expenses were approximately $1,694,000 for the three months ended September 30, 2009, as compared to approximately $808,000 for the corresponding period in 2008, an increase of approximately $886,000 or 109.7%.  The increase was attributable to payment of Delaware’s franchise tax for 2009, payment of NASDAQ listing fee, payment of directors’ and officers’ insurance premium, increase in general provision for doubtful debts, inclusion of non-recurring advisory and professional fees, and increase in executive compensation as a result of the addition of independent directors, chief operating officer and chief financial officer for the three months ended September 30, 2009 whereas there were no such expenses and position for the corresponding period ended September 30, 2008.

Income From Operations. Income from operations was approximately $7,174,000 for the three months ended September 30, 2009, as compared to approximately $4,885,000 for the corresponding period ended September 30, 2008, an increase of approximately $2,289,000 or 46.9%. The increase was primarily attributable to the increased sales of our new product, granular fertilizers that contributed additional income from operations of approximately $1,529,000 and improved gross profit margin of liquid fertilizers.

Other Income (Expense). Other income (expense) mainly consists of interest income (expense) and exchange gain (loss).  Other income (expense) was $9,000 for the three months ended September 30 2009, as compared to approximately $149,000 income for the corresponding period ended September 30, 2008.  The decrease in other income was because there was no exchange gain for the three months ended September 30, 2009 as compared to 2008, where there was a realized exchange gain of approximately $127,000.

Income taxes. Our operating subsidiaries in the PRC are governed by the PRC income tax laws and are subject to a uniform PRC enterprise income tax rate of 25% for fiscal 2009 and 2008.  Income tax expense was approximately $1,473,000, representing an effective tax rate of 20.5%, for the three months ended September 30, 2009, as compared to approximately $1,226,000, representing an effective tax rate of 24.4%, for the three months ended September 30, 2008.  The decrease in the effective tax rate was primarily because one of operating subsidiaries in the PRC that generated net operating profit for the quarter is still in tax exemption period and not subject to the PRC income tax for fiscal 2009.

Net Income. Net income was approximately $5,710,000 for the three months ended September 30, 2009, representing an increase of approximately $1,902,000 or 49.9%, over the net income of approximately $3,808,000 for three months ended September 30, 2008.  The increase was attributable to the increased sale of granular fertilizers, improved gross profit margin of liquid fertilizers, and lower effective income tax for the period, but partially offset by the increase in operating and administrative expenses as explained above.

Net Income Attributable to Non-controlling Interest in a Subsidiary. Because of the completion of acquisition of the 10% non-controlling interest in Pacific Dragon in May 2009, there was no net income attributable to non-controlling interest in a subsidiary for the three months ended September 30, 2009 compared to the net income attributable to non-controlling interest in a subsidiary for the corresponding period in 2008 of approximately $346,000.

Net Income Attributable to Common Stockholders. Net income attributable to stockholders was approximately $5,710,000 for the three months ended September 30, 2009.  There was an increase of approximately $2,248,000 or 64.9% from our net income attributable to common shareholders for the same period ended September 30, 2008 of about $3,462,000 mainly due to higher net income and no net income attributable to non-controlling interest in a subsidiary as explained above.

Comparison of Nine Months Ended September 30, 2009 and 2008

The following table summarizes the results of our operations during the nine month period ended September 30, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the 2008 fiscal period to the 2009 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine months ended September 30,		Dollar ($) Increase	Percentage (%) Increase
	2009	2008	(Decrease)	(Decrease)
Net Revenue	$55,379	$36,930	18,449	50.0
Cost of Revenue	(33,460)	(20,429)	13,031	63.8
Gross Profit	21,919	16,501	5,418	32.8
Selling Expenses	(1,758)	(1,863)	(105)	(5.6)
Operating and Administrative Expenses	(3,550)	(2,732)	818	29.9
Income From Operations	16,611	11,906	4,705	39.5
Other Income (Expenses)	12	38	(26)	(68.4)
Income Tax	(3,789)	(3,376)	413	12.2
Net income	12,834	8,568	4,266	49.8
Net income attributable to non-controlling interest in a subsidiary	(481)	(991)	(510)	(51.5)
Net income attributable to common stockholders	12,353	7,577	4,776	63.0

Net Revenue. Our net revenue for the nine months ended September 30, 2009 equaled approximately $55,379,000, an increase of approximately $18,449,000 or 50.0%, as compared to $36,930,000 for nine months ended September 30, 2008.  The increase was mainly attributable to the increase in sales of granular fertilizers of approximately $15,276,000 and sales of liquid fertilizers of approximately $3,173,000.  The increase in sales of granular fertilizers resulted from the increase in sales volume from 11,000 metric tons for nine months ended September 30, 2008 to 54,361 metric tons for nine months ended September 30, 2009, an increase of 43,361 metric tons whereas the increase in sales of liquid fertilizers was contributable to the increase in average net selling price of liquid fertilizers from $5,840 for nine months ended September 2008 to $6,330 for the corresponding period ended September 30, 2009.

Cost of Revenue. Our cost of revenue equaled approximately $33,460,000 for the nine months ended September 30, 2009, an increase of approximately $13,031,000 or 63.8% as compared to $20,429,000 for the nine months ended September 30, 2008.  Our cost of revenue increased because of the increase in cost of revenue of granular fertilizers of approximately $12,222,000 that resulted from the increase in the volume of granular fertilizer’s sales and the increase in cost of revenue of liquid fertilizers of approximately $809,000 that was in line with the increase in liquid fertilizer’s sales.  The percentage of the cost of revenue to total revenues was 60.4% and 55.3% for the nine months ended on September 30, 2009 and 2008, respectively.

Gross Profit. Our gross profit was approximately $21,919,000 for the nine months ended September 30, 2009, an increase of approximately $5,418,000 or 32.8%, as compared to approximately $16,501,000 for the nine months ended September 30, 2008.  Gross profit as a percentage of net revenue was 39.6% for the nine months ended September 30, 2009, as compared to 44.7% for the nine months ended September 30, 2008.  The decrease in gross profit as a percentage of revenue was mainly due to higher sale of granular fertilizers as a percentage of total net revenue for the nine months ended September 30, 2009 (34.9% for 2009 as compared to 11.0% for 2008) and because granular fertilizer has a lower gross profit margin than liquid fertilizer.  The gross profit margin of granular fertilizers was approximately 20.6% for nine months ended September 30, 2009 as compared to a gross profit margin for our liquid fertilizers of approximately 49.8% for the nine months ended September 30, 2009.  The gross profit margin for our granular fertilizers was approximately 22.7% for the nine months ended September 30, 2008 as compared to a gross profit margin for our liquid fertilizers of approximately 47.4% for the nine months ended September 30, 2008.

Selling Expenses. Our selling expenses consisted primarily of sales commission, advertising and promotion expenses, freight charges and related compensation.  Our selling expenses were approximately $1,758,000 for the nine months ended September 30, 2009, as compared to approximately $1,863,000 for the same period ended September 30, 2008, a decrease of approximately $105,000 or 5.6%.  The decrease was primarily attributable to the decrease in advertising and promotion expenses and efficient management of our sales network.  We cancelled the reimbursement of travel and miscellaneous expenses for our sales representatives, and as a result, our selling expenses decreased accordingly.

Operating and Administrative Expenses. Our operating and administrative expenses consisted primarily of rental expenses, salaries and related benefits, business development, depreciation and travelling expenses, and legal and professional expenses.  Our general and administrative expenses were approximately $3,550,000 for the nine months ended September 30, 2009, as compared to approximately $2,732,000 for the same period ended September 30, 2008, an increase of approximately $818,000 or 29.9%.  The increase was attributable to payment of Delaware’s franchise tax for 2009, payment of NASDAQ listing fee, payment of directors’ and officers’ insurance premium, increase in general provision for doubtful debts, inclusion of non-recurring advisory and professional fees, and increase in executive compensation as a result of the addition of independent directors, chief operating officer and chief financial officer for the nine months ended September 30 2009 whereas there were no such expenses and position for the corresponding period ended September 30, 2008.

Income From Operations. Income from operations was approximately $16,611,000 for the nine months ended September 30, 2009, as compared to approximately $11,906,000 for the same period ended September 30, 2008, an increase of approximately $4,705,000 or 39.5%. The increase was primarily attributable to the increased sales of our new product, granular fertilizers that contributed additional income from operations of approximately $3,976,000 and improved gross profit margin of liquid fertilizers, but partially offset by the increase in operating and administrative expenses as explained above.

Other Income (Expense). Other income (expense) mainly consists of interest income (expense) and exchange gain (loss).  Other income (expense) was $12,000 for nine months ended September 30, 2009, as compared to approximately $38,000 income for the corresponding period ended September 30, 2008.  The decrease in other income was attributable to the decrease in interest income.

Income taxes.  Our operating subsidiaries in the PRC are governed by PRC income tax laws and are subject to a uniform PRC enterprise income tax rate of 25% for fiscal 2009 and 2008.  Income tax expense was approximately $3,789,000, representing an effective tax rate of 22.8%, for the nine months ended September 30, 2009, as compared to approximately $3,376,000, representing an effective tax rate of 28.3%, for nine months ended September 30, 2008.  The decrease in the effective tax rate was primarily because one of operating subsidiaries in the PRC that generated net operating profit for the period is still in tax exemption period and not subject to the PRC income tax for fiscal 2009.

Net Income. Net income was approximately $12,834,000 for the nine months ended September 30, 2009.  There was an increase of approximately $4,266,000 or 49.8%, from a net income of approximately $8,568,000 for the nine months ended September 30, 2008.  The increase was attributable to the increased sale of granular fertilizers, improved gross profit margin of liquid fertilizers, and lower effective income tax for the period, but partially offset by the increase in operating and administrative expenses as explained above.

Net Income Attributable to Non-controlling Interest in a Subsidiary. Net income attributable to non-controlling interest in a subsidiary was approximately $481,000 for the nine months ended September 30, 2009, as compared to $991,000 for the same period ended September 30, 2008, a decrease of approximately $510,000 or 51.5%.  The decrease was due to the completion of acquisition of the 10% non-controlling interest in Pacific Dragon in May 2009 and therefore, only a five-month net income of Pacific Dragon was attributable to a non-controlling interest in a subsidiary.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was approximately $12,353,000 for nine months ended September 30, 2009.  There was an increase of approximately $4,776,000 or 63.0% from our net income attributable to common stockholders for the same period ended September 30, 2008 of approximately $7,577,000 mainly due to higher net income and lower net income attributable to non-controlling interest in a subsidiary as explained above.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of approximately $19.0 million.  Our current assets were $88.2 million and our current liabilities were $15.7 million as of September 30, 2009, which results in a current ratio of approximately 5.6 times. Our total stockholders’ equity as of September 30, 2009 was $79.6 million.  We had no bank loans or other interest bearing borrowings as of September 30, 2009.

Also, on October 19, 2009, the Company issued (i) an aggregate of 1,392,768 shares of common stock and (ii) warrants to purchase up to an aggregate of 928,514 shares of common stock at an initial exercise price of approximately $10.77 per share, subject to adjustment, to Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L.P. (collectively, the “Carlyle Investors”) for a purchase price of $15,000,000. The exercise price of the warrants has a floor of approximately $3.0657 per share, and in the event that the warrants are exercised at that price, the Company would issue an additional 2,333,331 shares.  The Company is obligated to issue up to 3,500,000 shares of common stock (the “Make-Good Shares”) to the Carlyle Investors in the event that the Company fails to meet a predetermined net income target of $11.5 million for the fiscal year ending December 31, 2009.  If the Company meets the net income target it will not issue any additional shares upon exercise of the warrants or any Make-Good Shares.

We believe that with Carlyle’s investment of $15 million, our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months.

Cash Flows (in U.S. Dollars)
	Nine Months Ended September 30,
	2009	2008
Net cash provided (used) in operating activities	10,147,430	(7,947,183)
Net cash used in investing activities	(3,045,862)	(2,165,541)
Net cash provided by financing activities	-	-
Net increase /(decrease) in cash	7,101,568	(10,112,724)

Operating Activities:

Net cash generated from operating activities was $10,147,430 for the nine months ended September 30, 2009, which was an increase of $18,094,613, as compared to the $7,947,183 net cash used in operating activities for the same period in 2008.  The increase was primarily attributable to an increase in net income of $4,266,262, a decrease in accounts receivable of $10,155,475, a decrease in prepayment and other receivables of $1,320,367, an increase in accounts payable of $4,694,336, an increase in accrued expenses and other payables of $1,709,189 and an increase in tax payable of $160,965 which was offset by the increase in our inventories by $2,585,448 and the increase in advances to supppliers of $2,120,310.

Investing Activities:

Net cash used in investing activities was $3,045,862 for the nine months ended September 30, 2009, which was an increase of $880,321 from the $2,165,541 net cash used in investing activities for the same period in 2008.  The increase was primarily attributable to the payment of $1,000,000 cash for the acquisition of 10% interest in Pacific Dragon.

Financing Activities

The Company did not have any financing activity for the nine-month period ended September 30, 2009.

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

•
Impairment.  We apply the provisions of ASC 360-10 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”) that requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

•
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

•
Revenue Recognition.  Our revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Our revenue consists of invoiced value of goods, net of a VAT. No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

•
Foreign currency translation. We use U.S. dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency, RMB, the primary currency of the PRC.  In general, for consolidation purposes, we translate our subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions is reflected on the income statement. Gain or loss on financial statement translation from foreign currency is recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of our Company is RMB. Until July 21, 2005, RMB had been pegged to the U.S. dollar at the rate of RMB 8.28:$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to U.S. dollars was adjusted to RMB 8.11:$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency, such as U.S. dollar traded against RMB, in the inter-bank foreign exchange market after the closing of the market on each working day, which becomes the unified exchange rate for the trading against RMB on the following working day. The daily trading price of U.S. dollars against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions require submitting a payment application form together with invoices, shipping documents and signed contracts.

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

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2009, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5        OTHER INFORMATION

None

ITEM 6        EXHIBITS

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

CHINA AGRITECH, INC.

Date: November 11, 2009	By:	/s/ Yu Chang
Yu Chang
Chief Executive Officer, President, Secretary and Chairman (Principal Executive Officer)

Date: November 11, 2009	By:	/s/ Yau-Sing Tang
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