Form 10-K
period 2009-12-31
CHINA AGRITECH INC
filed 2010-04-01
CIK 1166389

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Name of each exchange on which registered: NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2009 was $24,494,770 which was computed upon the basis of the closing price on that date.

There were 19,479,769 shares of common stock of the registrant outstanding as of March 23, 2010.

i

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K“) to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries.  References to “Tailong” are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited, references to “Pacific Dragon” are references to Tailong’s 90% owned subsidiary, Pacific Dragon Fertilizers Co. Ltd., references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc., references to “Beijing Agritech” are to our wholly owned indirect subsidiary, Beijing Agritech Fertilizer Co., Ltd., references to “Anhui Agritech” are to our wholly owned subsidiary, Anhui Agritech Development Co. Ltd., and references to “Xinjiang Agritech” are to our wholly owned indirect subsidiary, Xinjiang Agritech Agriculture Resources Co., Ltd. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to China Agritech that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to:  competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC“) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act“) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act“) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1	Business

Our Business

We manufacture and sell organic liquid compound fertilizers, organic granular compound fertilizers and related agricultural products in the PRC through our direct and indirect subsidiaries: Anhui Agritech Development Co. Ltd.  (“Anhui Agritech”), Agritech Fertilizer Limited (“Beijing Agritech”), China Tailong Holdings Company Limited (“Tailong”), Pacific Dragon Fertilizer Co. Ltd. (“Pacific Dragon”), and Xinjiang Agritech Agriculture Resources Co., Ltd (“Xinjiang Agritech”).

Our main products include spray, water-flush, dip and granular fertilizer products and other customized, crop specific fertilizers that are tailored to our customers’ specific requirements. Our liquid fertilizer products can be applied on a widespread basis via spraying by machine or aircraft.  Our products have been recognized for their quality and effectiveness by leading industry associations and have been certified by the PRC government at the national level, which is an endorsement of the effectiveness of the products in all regions of the PRC.

Our products:

•	promote photosynthesis, root system growth and transmission of nutrients to seeds;

•	equilibrate absorption of nutrients to speed a plant’s maturity;

•	eliminate the damage of harmful radicals to plants;

•	increase protein and vitamin content levels;

•	accelerate the accumulation of photosynthesis materials and cell concentration;

•	increase plants’ reservation ability to resist drought, resistance and the utilization rate of basic fertility; and

•	foster the development of plant life along with neutral or acidic pesticides.

We believe that our brand reputation and ability to tailor our products to meet the requirements of various regions of the PRC affords us a competitive advantage. We purchase the majority of our raw materials from suppliers located in the PRC and use suppliers that are located in close proximity to our manufacturing facilities, which helps us to contain our cost of revenue.

The demand for our products has steadily increased. Our annual production capacity as of December 31, 2009 was approximately 13,000 metric tons of organic liquid compound fertilizers whereas our annual production capacity for granular fertilizers as of December 31, 2009 was approximately 200,000 metric tons, consisting of 100,000 metric tons in Anhui, 50,000 metric tons in Harbin, and 50,000 tons in our newly completed plant in Xinjiang.

We plan to build and open between 30 and 50 branded large-scale distribution centers in central and eastern provinces in 2010 to sell our own organic fertilizers and third party sourced products, including seeds, pesticides, and other agricultural products throughout the PRC, and hope to expand into southern and western provinces in 2011. Each distribution center can cover 80 to 100 franchised retail stores under our management. We hope to use these locations and franchised stores to introduce small individual farmers to our products, educate them about the benefits of organic fertilizer over chemical fertilizer, and teach them how to properly use our products. We believe that these franchised stores will introduce our products to a vast network of farmers who otherwise operate outside of our existing distribution network and outside of the reach of traditional advertising media.

China is the principal market for our products, which are primarily sold to farmers through distributors in 28 provinces in China: Hainan, Anhui, Hubei, Jiangsu, Jiangxi, Guangxi, Liaoning, Shanxi, Heilongjiang, Hebei, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Chongqing, Beijing, Shanghai, Tianjin, Ningxia, Shan'xi, Hunan, Fujian, Zhejiang and Guizhou.

Our Industry and Our Principal Markets

China

Arable land, which is defined as land that is capable of being cultivated and supporting agricultural production has been steadily reduced as a result of industrialization/urbanization, soil degradation and the availability of water. While China accounts for approximately 20% of the world’s population; the country’s total available arable land represents only 7% of global supply.  This disparity has been exacerbated over the past 20 years as the population has continued to grow, adding 12–13 million net new inhabitants on an annual basis while total arable land has shrunk from 133 million hectares to 121 million hectares today. On a relative basis, China has 40% less per capita arable land than the global average and nearly 1/8th that of the United States. These statistics highlight the fact that if China is to become/remain self sufficient from agricultural basis, farmers will have to largely increase yields to meet future demand.

Fertilizers are used by farmers as a means to supplement naturally occurring soil components in an effort to aid the growth and yield of agricultural products. These elements are comprised largely of nutrients such as nitrogen, phosphorus, potassium, and sulfur, as well as the trace elements such as iron, zinc, and magnesium.

China is the world’s largest fertilizer market, both in production and consumption, accounting for approximately 1/3 of the total global market. Growing at a compound annual growth rate of 2.5% over 1998-2007, the country’s total fertilizer consumption reached 51.1 million metric tons in 2007 compared to 40.8 million metric tons a decade ago, according to the China Statistical Year Book. Fertilizer demand throughout China has continued to grow as a result of both increased food volume demands but also low yield comparison with other producer nations and a decrease in arable lands.

Organic versus Chemical Fertilizers

Fertilizers fall into two broad categories, Organic and Inorganic, also known as chemical. Organic fertilizers are a combination of materials derived from living things: animal manures, compost, bone meal and blood meal represent typical organic fertilizers; while chemical fertilizers are manufactured from nonliving materials; such as rock phosphate which is a common source of phosphorus in chemical fertilizers.

Chemical fertilizers have long been a “fast and dirty” solution as the components are already in inorganic form and can be immediately absorbed by plants. It is important to note that there is no nutritional quality differentiation found in crops using either organic or chemical fertilizers. Potassium provided to a plant root is no different if it is the result of wood ash found in organic fertilizer or muriate in the potash component of chemical fertilizer. However, chemical fertilizers have three main disadvantages relative to organic fertilizers. First they are subject to leaching, which occurs when the fertilizers are washed by rain or irrigation water down below the level of the plant roots. Second, a heavy application of chemical fertilizers can “burn” seedlings and young plants. This is a result of drying out, or desiccation, due to the presence of chemical salts within the commercial fertilizers. The third problem associated with the use of chemical commercial fertilizers is that overly heavy applications can build up toxic concentrations of salts in the soil and create chemical imbalances.

Organic fertilizers require a digestion period prior to making nutrients available to plants. Before the plants can use them, they must be broken down by soil microorganisms into simpler, inorganic molecules and ions. In contrast, the nutrients in chemical fertilizers are already in inorganic form and so can be immediately used by the plants. The use of organic fertilizers contributes not only vital nutrients to plant growth, but also improves the soil structure, or tilth, and increases its ability to hold both water and nutrients. As microorganisms in the soil break down the organic material into an inorganic soluble form, a slow release of nutrients is provided over a longer period of time. With organic fertilizers a buildup of toxicity in the soil is unlikely, as long as the amount of organic material incorporated into the soil is fully decomposed. There are relative disadvantages to the use of organic fertilizers. As noted above, they are not immediately available to the plants. An example of this can be the application of manure to a vegetable garden in the spring may not provide useful nutrients to the plants until it has been broken down into organic form by soil bacteria, which could take several months. Also there is less of an ability to measure the exact nutrient components and volume that are added to the soil. The amount of nutrients and the exact type of elements available from a given amount of manure, compost or other inorganic fertilizer is difficult to distinguish and is dependent on such factors as: the age of the manure or compost; its origin (chicken, cow, horse, sawdust, garden residue, grass clippings); and weather conditions such as temperature and rainfall.

Years of chemical fertilizer overuse have led to environmental pollution, soil quality degradation and crop yield impacts. China’s Ministry of Agriculture, therefore, is actively promoting and creating awareness among farmers about application of compound fertilizers to help an environment friendly and sustainable future. The awareness about compound fertilizers has been increasing – especially in areas like southern and eastern China, where industrial crops are more dominant.

Compound fertilizers help in achieving optimal agricultural yield as these include all the nutrients needed by different types of soils and crops. However, the 2008 China Statistical Year Book indicates that the use of compound fertilizers account for less than 30% of the total fertilizer consumption in China, far below the 50-80% average in developed countries. This is due to the fact that compound fertilizers are relatively new to the market and Chinese farmers are accustomed to using more conventional varieties. Nevertheless, demand for compound fertilizers are estimated to grow at a compound annual growth rate over 7% in the coming years, according to the China National Chemical Information Centre (CNCIC). In 2008, Chinese farmers reduced their usage of traditional fertilizers by approximately 30% year over year because of surging prices, thus impacting the fertility of the farmlands. Factors like these are expected to increase demand for compound fertilizers in order to boost fertility rapidly.

Although we recently began to distribute our products into several other Asian and Southeast Asian countries, the PRC is the principal market for our organic compound fertilizers and related agricultural products.

The PRC’s “Green Food” Industry

Crops grown with the use of our products are eligible to qualify for the “AA Green Food” rating administered by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC. The green food rating system consists of an “A” rating and a more stringent “AA” rating. The “AA” rating indicates that the crops contain minimal chemical residue from fertilizers (however, our products themselves do not bear the “AA green food” designation). “Green Food” is food that is deemed safe, free from pollutants and harmful chemicals, and of good quality.

In 1990, the PRC Ministry of Agriculture began to encourage the production of “Green Food”. In 1992, the PRC Ministry of Agriculture established the China Green Food Development Center to oversee food quality and the development and management of Green Food at the national and provincial level in the PRC. In 1993, the Ministry of Agriculture established regulations on the use of Green Food labeling. In 1996, an identifying trademark for Green Food was registered in the PRC and put into use. More information regarding the China Green Food Development Center, including the green food regulatory and authentication process, is available at the Center’s website at http://www.greenfood.org.cn/sites/GREENFOOD. The contents of this website are not incorporated by reference herein.

Our Growth Strategy

We believe that our increased capacity to produce organic granular compound fertilizer products, which have a lower price point and greater market appeal than our organic liquid compound fertilizer products, makes us well positioned to expand sales and increase revenues. We have focused on the expansion of our granular production because the market for organic granular fertilizer is larger than the current market for organic liquid fertilizer due to the familiarity and tradition of farmers’ using granular fertilizers. In addition, the per unit amount of granular fertilizer used for sowing coverage is much higher than the amount used for liquid fertilizer.

Our goal is to further expand our product’s market share throughout the PRC by establishing branded chain stores which will sell our own branded products (e.g., organic fertilizers) and international and local sourced products (e.g., seeds, pesticides and other agricultural products). Our growth strategy also includes the following strategies:

Continue Organic Growth Initiatives. We believe that the current fertilizer market is fragmented and represents an excellent opportunity for us to gain additional market share from our competitors, mainly chemical fertilizer manufacturers. We intend to establish branded chain stores by converting our current offices into a flagship store and distribution center and inviting our current distributors to join in our line as franchisees to operate chain stores under our brand. We also intend to leverage our strong brand, quality customer services and quality of our products to gain incremental business in the fertilizer market. Finally, we strongly believe that as we continue to grow, economies of scale and enforced brand awareness will bring strong profitability to us.

Expand the lines of our products. Beside our current organic fertilizers, we will seek to source, either internally or locally, other agricultural products, like seeds, pesticides, agricultural equipments and tools to expand the lines of our products to meet all the necessities of farmers in the PRC. We expect that all these products will be sold through our branded chain stores directly to farmers, who are the end customers.

Capitalize upon Strong Industry Dynamics in the PRC.  Continued economic growth in the PRC, coupled with evolving government policy on preservation of farmlands by promoting use of organic fertilizers on one hand and improvement of farmer’s income on another hand, present us with significant future growth opportunities.  We believe that with continued strong government commitment, we will continue to benefit from it.

Execute Strategic Acquisitions.   We intend to acquire certain domestic targets that are accretive and synergistic to our growth strategy.

Competitive Advantages

We believe we are well-positioned to continue to be the largest manufacturer of organic compound fertilizers in the PRC and to become a leading distributor of organic compound fertilizers in the PRC and beyond.  We believe we have several competitive advantages, including the following:

•	Well established brand name products;

•	Established distribution channel in northern and eastern provinces of the PRC; and

•	Food grown with our products may be eligible to receive a AA Green Food rating.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in the fertilizer market in the PRC:

•	Strong Market Position. We are a leading manufacturer of fertilizer products and, more specifically, organic fertilizer products in liquid form, in the PRC.

•
Recognized and Certified Product Offerings.  Our Tailong liquid brand of fertilizer products was favorably recognized by the China Association for Quality Supervision and the China Quality Standard Research Center in 2006 for product quality, brand reputation and customer loyalty.  Our fertilizer products also have been certified by the Ministry of Agriculture.

•
Established Distribution Network.   We sell the majority of our fertilizer products through an extensive distribution network of regional factories, which help us to establish a local presence in each community we serve with multi-level sales support and to educate local retailers and farmers on the benefits of our fertilizer products.  Since 2007 we have sold our Green Vitality products to Sinochem Fertilizer Co., Ltd, the PRC’s largest integrated agricultural company, which utilizes its own distribution network to distribute our products.

•	Efficient Infrastructure. We have created a flexible and responsive infrastructure, which allows us to efficiently manufacture and deliver high-quality fertilizer products within a short delivery time

•
Broad Customer Base.   We developed a diversified customer base of farmers and retailers located throughout the PRC and are not dependent on, or heavily concentrated in, any single customer or customer base.

Our Strategy

We believe that our strong competitive position, our ability to meet customer demands and our well-regarded product offerings will enable us to benefit from the anticipated growth in the PRC fertilizer market.  We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•
Capitalize on our brand reputation to increase sales of new and existing products.   We intend to leverage the favorable reputation of our fertilizer products through collaboration with academic and governmental institutions which can attest to the quality of our current product offerings.  We plan to develop new compounds to better meet the changing needs of the PRC’s agricultural communities by tailoring our product offerings to meet the local needs of the farmers and to create greater reliability of fertilizer products nationwide. Over the past year we added an organic granular compound fertilizer to our product lines and constructed a granular fertilizer line near each of our existing factories, located in Harbin, Beijing and Xinjiang.

•
Expand Our Domestic Operation.  We intend to build or acquire additional organic granular fertilizer factories in strategic locations in the PRC to serve new agricultural areas in Hebei and Sichuan provinces. When our recently completed Xinjian facility commences commercial production in early 2010 our organic granular compound fertilizer production capacity will reach 200,000 metric tons.

•
Build & Operate Franchised Retail Stores in the PRC.  We plan to open between 30 and 50 large-scale distribution centers throughout the PRC’s central provinces in 2010, and hope to expand into eastern and western provinces in 2011.  Each distribution center could cover up to approximately 100 franchised retail chain stores.  We hope to use the franchised retail chain stores to introduce small provincial farmers to our products, educate them about the benefits of organic fertilizer over chemical fertilizer, and teach them how to properly use our products.   We believe that these chain stores will introduce our products to a vast network of farmers who otherwise operate outside of our existing distribution network and outside of the reach of traditional advertising media.

•
Enhance Brand Awareness.   Our core future focus will be to build and enhance brand awareness of our “Lvlingbao” and “Tailong” products, as well as our “Green Vitality” product line and organic granular compound fertilizer by launching an extensive advertising campaign to educate retailers and farmers on the benefits of our liquid organic compound products.  We expect to combine these marketing efforts with our planned retail store expansion into locations that have little or no current exposure to our products. We believe that this strategy will allow us to expand our distribution and sales outside of our traditional base in northeast regions of the PRC and capture a larger market share.

•
Increase Sales into Select Foreign Markets.   We plan to leverage our product offerings and brand reputation to expand our product sales into select markets outside of the PRC.  In June 2009 we entered into a 6-year marketing and distribution agreement with Odyssey International (Trading) Group Ltd., a Hong Kong corporation (“Odyssey”) that provides for Odyssey to have the exclusive marketing and distribution rights for the Company’s Lvlingbao series of organic liquid compound fertilizers in certain target markets, including, but not limited to, Central and South America, South Africa, Asian countries and overseas markets.

Purchase Agreement

On May 15, 2009, Tailong entered into an amendment to the supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang, the Company’ s Chief Executive Officer, President, Secretary and Chairman, and Ms. Xiao Rong Teng, one of the Company’ s directors, pursuant to which Tailong amended the settlement of the purchase consideration of 10% interest in Pacific Dragon to cash payment of $1,000,000 and issuance of 1,745,000 new restricted shares of common stock in the Company for the balance consideration.  On the same date, Tailong completed the acquisition of 10% interest in Pacific Dragon from Yinlong. Mr. Chang has an 85% equity interest in Yinlong and Ms. Teng owns the remaining 15% equity interest.

Private Placement

On October 19, 2009 we issued (i) an aggregate of 2,785,536 shares of common stock (the “Investor Shares”) and (ii) warrants to purchase up to an aggregate of 1,857,024 shares of common stock (the “Warrant Shares”) at an initial exercise price of approximately $5.38 per share, subject to adjustment, to Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L.P. (collectively, the “Carlyle Investors”) for a purchase price of $15,000,000. The exercise price of the warrants has a floor of $1.5329 per share, and in the event that the warrants are exercised at that price, we would issue an additional 4,666,663 shares (the “Additional Warrant Shares”) for an aggregate of 6,523,691 shares issued pursuant to the warrants. The warrants issued to the Carlyle Investors will become exercisable on April 19, 2010 and expire April 19, 2012.

Additional Warrant Shares would only occur if we fail to meet a predetermined net income target of $11.5 million for the fiscal year ending December 31, 2009 where such net income has been defined to exclude any extraordinary transactions and to be increased by any non-cash charges incurred as a result of the Private Placement including changes in fair value of warrants classified as derivatives, and reasonable expenses incurred in connection with any public offering of the Company’s securities. Pursuant to the Purchase Agreement, we are also obligated to issue up to 7,000,000 shares of common stock (the “Make-Good Shares”) to the Carlyle Investors in the event that the Company fails to meet the net income target of $11.5 million, where such net income has been defined to exclude any extraordinary transactions and to be increased by any non-cash charges incurred as a result of the Private Placement including changes in fair value of warrants classified as derivatives, and reasonable expenses incurred in connection with any public offering of the Company’s securities.

The Company has met the net income target for 2009 and hence, the exercise price of the warrants issued to the Carlyle Investors has fixed at approximately $5.38 per share, subject to customary adjustment provisions for stock dividends and split, merger or consolidation or other similar corporatate events.

We granted the Carlyle Investors a one-year right of participation in future offerings by us of shares of our common stock, debt or equity securities convertible, exercisable or exchangeable into common stock, or debt securities. The right of participation was granted individually, on a pro rata basis based upon each investor’s original subscription amount, and collectively no less than $5 million and no more than $10 million. In addition, we granted the Carlyle Investors the right to collectively designate one person to serve as a member of our board of directors. On December 23, 2009, we appointed Carlyle’s designee, Zheng “Anne” Wang, to serve as a member of our Board of directors. On January 8, 2010, the board of directors also appointed Charles Law to serve as a member of our board of directors. The board of directors determined that Mr. Law was an “independent director” as that term is defined and determined in accordance with Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.

In connection with the transaction, we entered into a registration rights agreement, pursuant to which the Company agreed to prepare and file a registration statement covering the resale of the Investor Shares and Warrant Shares, and in the event they are issued, the Make-Good Shares and the Additional Warrant Shares (collectively, the “Registrable Securities”) no later than January 31, 2010. On February 1, 2010, we agreed with the Carlyle Investors to extend the deadline for filing such registration statement until March 15, 2010.  The registration of 2,785,536 of the shares of common stock was filed on March 12, 2010 which satisfied our registration obligation under the registration rights agreement.

Expansion of Facilities

During the third quarter of 2009, we completed the construction of our granular production facilities in Xinjiang (50,000 metric tons).  As of today, the Company has an annual production capacity of approximately 200,000 metric tons for granular fertilizers.  It is expected that the Xinjiang granular plant will commence its commercial production in the second quarter of 2010.

Corporate Structure

China Agritech, Inc. is a holding company with no operations.  We are the parent company to our operating subsidiaries, Pacific Dragon, Anhui Agritech, Beijing Agritech and Xinjiang Agritech, which are located in the PRC.

Our executive offices are located in the PRC at Room 3F No. 11 Building, Zhonghong International Business Garden, Future Business Center, Chaoyang North Road, Chaoyang District, Beijing, PRC 100024  and our telephone number is +86 10-59621278. Our website address is www.chinaagritechinc.com.

Our Products

Our fertilizer products consist of organic liquid and granular compound fertilizers which are derived from natural sources.  We believe that our fertilizer products are capable of increasing crop yield by as much as 50% depending on the kind of crop.

Our fertilizer is produced using proprietary formulas of humic acid and other amino acids which have proven to have a significant effect on crop yield and quality without the harmful side effects of chemical fertilizers.  Our products contain over 30 active ingredients comprised of organic elements, inorganic elements that are region specific and other active and stimulative agents.

Our products, which are designed to be multi-functional, improve the photosynthesis function in crops and the root absorption system, enhance the resistance of crops to harsh environmental conditions and increase plant size and quality.  Our liquid fertilizer formulas are highly concentrated, blendable with pesticides or water for easy application and facilitate better absorption rates due to low sedimentation.  Our products are suitable for a variety of application methods, ranging from seed soaking, root dipping and irrigation to application by machine and aircraft.

Our four main product lines and their primary uses are as follows:

•
Lvlingbao III.   Our Lvlingbao III liquid fertilizer product line blends humic acid, nitrogen, phosphorus, potassium, microelements, amino acid, active and stimulative agents and is specially formulated for fruits and vegetables.

•
Lvlingbao IV.   Our Lvlingbao IV liquid fertilizer line is produced using humic acid, nitrogen, phosphorus, potassium, and microelements and is formulated for large scale crops of fruits, vegetables and grains and suitable for jet spray application.

•
Tailong I.  Tailong I, one of our liquid fertilizers products,, is our highly customized fertilizer line used for a wide variety of crops and plants that can be tailored to local soil conditions.  Tailong I has been derived from LvLingBao III, with adjustments in the amount of amino acid, active agent and stimulative agent for better nutrient absorption.

•
Green Vitality.  Our Green Vitality fertilizer product line (either liquid or granular form) is a new, premium line that will be marketed in the central and southern regions of China and can be applied to enhance yield in a large variety of crops.

We are committed to producing “green” agricultural products which are designed to be environmentally friendly and intend to expand our product offerings to add additional organic liquid and granular compound fertilizer products.

Raw Materials and Our Principal Suppliers

The main raw materials of our products are humic acid, nitrogen, phosphorus, kalium and other supplementary material, which are abundant in China. Humic acid is mainly mined from a soft, brownish-black coal called lignite.  According to the survey of energy resources published by the World Energy Council, China has large lignite reserves.

There are numerous suppliers and vendors of the raw materials needed for our products in China.  We have entered into non-binding business arrangement with our main suppliers: Beijing Zhongxin Chemical Development Company Ltd., Harbin Hai Heng Chemical Distribution Co., Ltd., Shenzhen Hongchou Technology Company Ltd. and Langfang Tong Chuang Industrial and Trading Company Ltd.  In fiscal year 2009, we purchased approximately 18%, 17%, 15% and 13% of our total annual purchases from Beijing Zhongxin Chemical Development Company, Harbin Hai Heng Chemical Distribution Co., Ltd., Shenzhen Hongchou Technology Company and Langfang Tong Chuang Industrial and Trading Company Ltd. respectively.

Our Distributors and Customers

We sell most of our products through various regional distributors in China.  We have established and maintained long-term relationships with major distributors whom we believe have local business experience and established regional sales networks.

For the year ended December 31, 2009, distribution through our ten largest distributors accounted for approximately 36.4% of our total annual sales. Our three largest distributors represented 17.2% in the aggregate of our total annual sales.

For the year ended December 31 2009, our sales of organic granular compound fertilizer to SINOCHEM amounted to approximately $3,696,000, representing 4.9% of our total sales.

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

Our major competitors for liquid fertilizer in China include Guangxi Beihai Penshibao Co., Ltd, Henan Luo Xiaowang Group, and Shangdong Tianda 2116 whereas our major competitors for granular fertilizer in China include Xia Men Tong Yong Xing Chemical Co., Ltd., Liao Ning Pu Tian Tong Le Fertilizer Co., Ltd., Si Chuan Quan Ming Fertilizer Co., Ltd. and Yan Tai Xin Feng Fertilizer Co., Ltd Our major global competitors for liquid and/or granular fertilizers include Phosyn from the UK, Shi Ma (Chinese translation) a part of BASF in Germany, Kemira GrowHow Oyj in Finland, and Leffingwell in the United States. Due to the Chinese government’s WTO commitment, China started to allow foreign companies to gain the right to distribute and make retail sales of fertilizers beginning on December 11, 2006. Our management believes that this has the potential to change the competitive landscape in the Chinese fertilizer market in the near future.  However, because fertilizer products usually need to be specifically formulated for local plant, soil and climate conditions, we believe that there are not many foreign competitors in our selected markets that are capable of producing customized fertilizers that compete with our products.  Nevertheless, as a result of the opening of the fertilizer market to foreign producers, we expect that the amount of fertilizer imported to China will rise significantly and that we will face increasing competition from non-Chinese fertilizer manufacturers.  Judging by our 2009 financial performance, management remains optimistic that our company can remain competitive in its markets notwithstanding the entry of non-Chinese fertilizer manufacturers into the marketplace, although we can make no assurances of this belief in light of the anticipated increase in competition.

Intellectual Property

We have registered with the Trademark Office of the State Administration for Industry and Commerce of China the trademark for the “Tailong” logo (registration number:  836192), which is used on our products that are distributed in China.  The trademark expires in 2016 and the Green Vitality trademark is in the process of registration. .

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

Mr. Yu Chang, our CEO, President, Secretary and Chairman, has granted us an exclusive license to use his know-how in manufacturing certain types of organic liquid compound fertilizer on a royalty-free basis and has granted us a long-term royalty and free license to use his know-how in manufacturing other organic liquid compound fertilizers for three years ending December 31, 2011.  We are negotiating with Mr. Chang to extend the license to use his know-how in manufacturing organic liquid compound fertilizers on a royalty-free basis for another three-year period after it expires on December 31, 2011.  Mr. Chang is under contractual obligations with us to keep the confidentiality of this technology and refrain from licensing this technology to any third party or using the technology for his own benefit.

Employees

As of December 31, 2009, we had approximately 305 full-time employees, of which 45 were administrative and managerial staff; 150 were sales staff and 110 were manufacturing workers.  We also hire temporary manufacturing workers to supplement our manufacture capabilities at periods of high demand. None of our employees are under collective bargaining agreements and they all reside in China.  We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Research and Development

We conduct on-going research and development activities relating to the improvement of the organic liquid compound fertilizers we manufacture and the control of related manufacturing costs.  Our primary research and development facilities are located in Beijing.  All research and development expenses are included in our operating and administrative expenses.

Government Regulation

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture.  No fertilizers can be manufactured without such registration.  There are two kinds of registrations: interim registration and formal registration.  The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling.  All fertilizers that have completed in-the-field testing and test selling must obtain formal registration that, once obtained, is valid for five years and, thereafter, may be renewed for five-year periods.  We have obtained the necessary Formal Fertilizer Registration Certificate for all of our fertilizer products from the PRC Ministry of Agriculture. Our formal fertilizer certificate was renewed on May 28, 2008 and is valid for a period of five years starting from May 28, 2008.Additionally, fertilizer’s manufacturers in the PRC must have a manufacturing license to make fertilizers.  We have a current and active license permitting us to manufacture our fertilizers.

As of December 31, 2009, we believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies and that all license fees and filings are current.

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

Item 1A.      Risk Factors

Risks Related To Our Business

If we fail to effectively expand our current operations and capacity to satisfy demand for our granular fertilizer products, our results of operations and business prospects could be impaired.

We believe that over the next year demand for our granular fertilizer products will outgrow our present production capacity of 200,000 metric tons. Our future success depends on our ability to expand our business to address the growth in demand for our granular fertilizer products. Because our industry is highly competitive, if we are unable to increase our production capabilities to meet increased demand for our products, we may lose existing customers, as well as potential additional customers, to competitors with greater production capacities.  If we lose our existing customers our revenues could decrease and accordingly our overall financial performance could be significantly impaired.  In addition, we currently rely on distributors to distribute our products to multiple end users.

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

If we cannot successfully implement additional production capacity increases efficiently and cost-effectively, we will be unable to satisfy any increased demand for our granular fertilizers, which could significantly impair our financial performance.

We currently intend to build branded retail chain stores and we do not have any prior experience in the retail business.

We currently plan to build branded chain stores in 2010 to sell our own and third party products, including fertilizers, seeds, pesticides, and other agricultural products throughout central provinces of China. We do not have any track record in the retail business and there can be no assurance that our Company will be successful in planning, building or operating the retail stores.  The ability to operate our new stores successfully is subject to various contingencies, many of which are beyond our control. These contingencies include our ability to secure suitable locations on a timely basis and on satisfactory terms, our ability to hire, train and retain qualified personnel and the successful integration of our stores with our existing marketing and distribution network. There can be no assurance that suitable locations will be available or that our proposed retail operations will be successfully implemented or integrated with our existing operations. The costs associated with acquiring, assimilating and opening new stores may adversely affect our profitability. The planned expansion of our sales channel may not produce the revenues, earnings, or business synergies that we anticipate which could cause our business and financial condition to be materially and adversely affected.

The successful implementation of this business plan will require the dedication of significant time and of our senior management, which may cause senior management to divert their attention from the normal daily operations of our fertilizer manufacturing business which could adversely impact our overall business operations.

If our projections regarding the future market demand for our products are inaccurate, our operating results and our overall business may suffer.

We have made significant capital investments in anticipation of rapid growth in the organic compound fertilizer market in the PRC. The expansion of our internal manufacturing capabilities has required significant up-front fixed costs. If market demand for our products does not increase as quickly as we have anticipated and align with our expanded manufacturing capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses, reduced margins and underutilization of capacity. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

If we cannot protect the proprietary formula and manufacturing processes for our concentrated organic liquid and granular compound fertilizer products it could increase our competition and cause our operating results to suffer.

Our success will depend in part on our ability to protect our proprietary formula and manufacturing process for organic liquid and granular compound fertilizer products. We rely on trade secrets to protect our proprietary formulas and manufacturing processes.  We have not applied for patents for our technology and formulas because we believe an application for such patents would result in public knowledge of our proprietary technology and formulas and could lead competitors to attempt to copy our products, thereby increasing competition. Only certain of our key employees have knowledge of our proprietary technology and formulas. This could in turn result in a decrease of our market share and hurt our operating results.

Our subsidiary Pacific Dragon entered into a license agreement with Mr. Yu Chang, our Chairman, CEO and President, under which Mr. Chang granted us an exclusive license to use his know-how in manufacturing Tailong organic liquid compound fertilizer on a royalty-free basis.  The Company continues to develop the manufacturing know-how of the product at its expense. Under the license agreement, Mr. Chang has the obligation to maintain the confidentiality of this technology and is prohibited from licensing this technology to any third party or using the technology for his own benefit. The license agreement is for a period of three years expiring December 31, 2011. We are negotiating with Mr. Chang to extend this exclusive license for an additional three-year term, but we cannot assure you that such an agreement will be met. Despite these precautions, the legal regime protecting intellectual property rights in China is weak. If we are not able to enforce our licensing agreement with Mr. Chang and fully protect our proprietary trade secrets, if our employees unintentionally or willfully disclose our confidential technology or know-how to competitors, or if our competitors independently develop similar or superior products, our competitors may be able to more effectively offer products similar to ours and/or produce products with a cost structure similar to ours, if not better, and we may thereby lose any competitive advantage that we currently have. If we are forced to take legal action to protect our proprietary formulas and processes, we will incur significant expense and further could not guarantee a favorable outcome.

In addition, our competitors may counterfeit our products and use our trademark. These counterfeit products could damage our reputation and create confusion for our customers. Our financial results would be negatively impacted by the lost sales to the fake and/or competitive product or by lost sales from a damaged reputation.

Our proprietary fertilizer formulas may become obsolete which could materially adversely affect the competitiveness of our future fertilizer products.

The production of our fertilizer products is based on our proprietary fertilizer formulas. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging humic acid fertilizer products and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with evolving industry standards and changing customer requirements. If our proprietary formula becomes obsolete as our competitors develop better products than ours, our future business and financial results could be adversely affected.

We may be subject to more stringent governmental regulation on our products.

The manufacture and sale of our agricultural products in the PRC is regulated by the PRC Ministry of Agriculture and the local government of the Provinces in which our factories are situated. The legal and regulatory regime governing our industry is evolving, and we may become subject to different, including more stringent, requirements than those currently applicable to us. While we believe a more stringent standard will have more of an adverse impact on those manufacturers with poor quality products, we cannot assure you any regulatory change will not adversely affect our business.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To our knowledge, neither the production nor the sale of our products constitutes activities, or generate materials that create any environmental hazards or violate the current PRC environmental laws. Although it has not been alleged by PRC government officials that we have violated any current environmental regulations, we cannot assure you that the PRC government will not amend the current PRC environmental protection laws and regulations in a way that could adversely impact us. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, under current SEC rules, we will be required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting for our annual report on Form 10-K for our fiscal year ending December 31, 2010. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

As of December 31, 2009, we had approximately $39.3 million of accounts receivable, net, or 39.0% of our total assets and we extend credit to our customers for long periods of time which adversely impact our working capital.

Our liquid organic fertilizers account for approximately 62% of our total annual sales for the year ended December 31, 2009.  We typically extend our liquid fertilizer’s customers credit for their purchase of our products to allow them use the proceeds of their harvests to repay us for their purchase of our products, which typically spans from six to nine months. As of December 31, 2009, we had approximately $29.5 million of accounts receivable from customers of liquid fertilizers, or 75.1% of our total accounts receivable.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. A natural disaster, such as a wildfire, flood or drought, or an economic or industry downturn could materially adversely affect the collection of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management's expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that natural disasters, system problems, industry trends or other issues will not extend our collection period, adversely impact our working capital.

We depend heavily on Mr. Yu Chang, our CEO, President, Secretary and director, and without his services our prospects would be severely limited.

Our future business and results of operations depend in significant part upon the continuing contribution of Mr. Yu Chang, our CEO, President, Secretary and Chairman. Mr. Chang has extensive experience in the organic compound fertilizer industry and is directly involved in all of our business operations. We currently have no employment agreement with Mr. Chang and Mr. Chang is not obligated to devote any specified number of hours to working for us.  There can be no assurance that we will be able to reach an agreement with Mr. Chang on terms favorable to us, if at all.  If Mr. Chang ceases to be employed by us, we may have difficulty finding a suitable replacement with equal leadership and industry experience, and our business would suffer because we will not have the leadership needed to capitalize on market opportunities and to direct our growth, leading to a possible decrease in revenues and inappropriate capital investments in projects that may not benefit our long-term growth. Mr. Chang has both sales contacts in the Agricultural industry and know-how to produce our products, making his expertise both unique and valuable to us.  We do not maintain key-person insurance on any of our executive officers.

We depend heavily on skilled research and development personnel, and any loss of such personnel, or the failure to continue to attract such personnel in the future, could harm our business.

The agricultural chemicals business is specialized and requires the employment of personnel with significant scientific and operational experience in the industry. Accordingly, we must attract, recruit and retain a sizeable workforce of technically and scientifically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary scientific, technical and operational skills and experience with the fertilizer industry. These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees. If we are unable to hire individuals with the requisite experience we may not be able to produce enough products to optimize profits, research and development initiatives may be delayed and we may encounter disruptions in production and research which will negatively impact our financial condition.

We currently rely on a small number of third parties to supply the key raw materials we use to produce our products.

Our business depends upon the availability of key raw materials, including humic acid, nitrogen, phosphorus, kalium, and other supplementary material. We rely on only a few external suppliers for these raw materials and we have only non-binding supply agreements. In fiscal year 2009, we purchased approximately 18%, 17%, 15% and 13% of our total annual purchases from Beijing Zhongxin Chemical Development Company, Harbin Hai Heng Chemical Distribution Co., Ltd., Shenzhen Hongchou Technology Company and Langfang Tong Chuang Industrial and Trading Company Ltd., respectively.  Our purchases through December 31, 2009 were from similar sources and in similar amounts, and for the 2010 fiscal year we expect that our raw materials suppliers will be substantially similar to past years and the amount of raw materials will increase commensurate with the increase in the demand for our fertilizer products. We have entered into written agreements with all of these suppliers, each under supply agreements that expire in December 2010. If any of our major suppliers were to default or become unable to deliver the raw materials in sufficient quantities, we may be unable to purchase these raw materials from alternative sources on the same or similar terms, which could result in a significant increase in our operating costs. When these supply agreements expire in December 2010, we may be unable to negotiate new agreements with these suppliers on terms favorable to us, or at all.  In addition, any disruption in the supply of our raw materials could cause delay in the delivery of our products which would be harmful to our sales reputation and business. If supply is disrupted the increased amount we have to pay for raw materials could negatively impact our margins, cause us to delay deliveries which may cause us to breach contracts or damage customer relationships or cause us to cease production if an alternate supplier cannot be found. If we were unable to procure replacement supplies, our inability to meet the production demands of our customers could cause the loss of customers and/or market share. Our financial results could be negatively impacted by the lost sales or decreased margins.

We rely on a limited number of products to achieve most of our revenues.

We derive a substantial percentage of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. For example, our liquid organic fertilizer accounted for 91.0% and 62.0% of our revenue for the years ended December 31, 2008 and 2009, respectively, while granular fertilizer accounted for 9.0% and 38.0% of our revenue for the year ended December 31, 2008 and 2009, respectively.  Continued market acceptance of these products is, therefore, critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by: a decline in demand for even a limited number of our products; a failure to achieve continued market acceptance of our key products; export restrictions or other regulatory or legislative actions which could limit our ability to sell those products to key customer or market segments; an improved version of products being offered by a competitor in the market in which we participate; increased pressure from competitors that offer broader product lines; technological change that we are unable to address with our products; or a failure to release new or enhanced versions of our products on a timely basis.  This may impact our ability to maintain or expand our business with certain customers.

Our liquid and granular fertilizer sales have seasonal variations and adverse weather conditions could reduce demand for our products.

We experience seasonal variations in our revenues and our operating costs. The peak selling season for our liquid fertilizer products is from April through September. Periods of cold weather may delay the application of the liquid fertilizer, or render it unnecessary, thereby reducing demand for such fertilizer products. During the fiscal year ended December 31, 2009, approximately 60.8% of our annual liquid fertilizer sales volume came from the second and third fiscal quarters, when demand for our liquid fertilizer products typically peaks during planting season and prior to harvest. We believe that the peak selling season for our granular fertilizer products is from October through March the next calendar year.  Since our granular fertilizer was only commercially launched into the market in the second quarter of 2009, we have not yet developed an established record of seasonal revenues for these products. Although we believe that the peak selling seasons for our liquid and granular fertilizers as referenced above are different and do not overlap, we may still experience seasonal variations, and we cannot assure you that sales of our granular fertilizer products will mitigate the seasonal impact of fertilizer sales.

If we are unable to design, manufacture, and market products in a timely and efficient manner, we may not remain as competitive.

Some of our products are characterized by continuing technological advancement, changes in customer requirements, and evolving product standards.  Accordingly, we devote a substantial amount of resources to product development. To compete successfully, we must develop and offer new and/or improved products that provide increasingly higher levels of performance and reliability.  New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified.  As a result, we may experience technological and other performance difficulties, which may result in delays, setbacks and cost overruns.  Product development is highly uncertain and we cannot assure you that we will successfully develop new products. Our inability to develop and offer new and/or improved products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at desired rates of growth.

Our ability to attract new customers in the PRC depends on the continued transition from the use of less expensive chemical fertilizers to organic fertilizers that we sell.

We estimate that approximately 90% of the fertilizer products used in the PRC today are chemical fertilizers, rather than organic fertilizers.  Farmers in the PRC have been using chemical fertilizers for decades, and we believe that our growth depends on our ability to convince these farmers to switch to organic fertilizers, such as our products, despite the increased cost of such products.  Many prospective customers are rural farmers that are isolated and, we believe, lack an understanding of the environmental and health benefits of our organic fertilizer products.  Even if these potential customers are aware of the benefits of our products, we believe that the increased cost of our products as compared to chemical fertilizers may be prohibitive for some rural farmers.  While we may take steps, though our distributors, to educate users of chemical fertilizers about the benefits of our products, we believe that it will be difficult to convince significant numbers of small farmers, some of who use no fertilizer at all, to purchase our products.  If we cannot continue to drive the transition to organic fertilizer products in the provinces that we serve, our sales will stagnate and our financial results will suffer.

Our entry into foreign markets exposes us to changes in foreign regulations and other risks inherent to international business, any of which could effect our results of operations.

In June 2009, we granted exclusive marketing and distribution rights for certain of our Lvlingbao organic liquid fertilizer products to Odyssey International (Trading) Group Ltd. (“Odyssey”), which plans to market our products in Central and South America, South Africa and certain Southeast Asian countries.  Distributing our products in these markets presents risks including:

•           volatility in general economic, social and political conditions;

•           differing tax rates, tariffs, exchange controls or other similar restrictions;

•           changes in currency rates;

•           inability to repatriate income or capital;

•           changes in, and compliance with, domestic and foreign laws and regulations which impose a range of restriction on operations, trade practices, trade partners and investment decisions;

•           seizure of our products by foreign governments

•           boycotts and embargoes that may be imposed by the international community on countries in which we operate;

•           labor unrest; and

•           disruptions due to civil war, election outcomes, shortages of commodities, power interruptions or inflation; the imposition of unexpected taxes or other payments on revenues.

Any of these risks could limit our ability to operate or have a negative impact on our profitability.

We have granted exclusive rights to market and distribute our Lvlingbao line of liquid organic compound fertilizers to Odyssey and their efforts to market and distribute our products are outside of our control.

In June 2009 we granted Odyssey the exclusive right to market and distribute our Lvlingbao line of liquid organic compound fertilizers in Guangdong, Guangxi and Hainan provinces within the PRC, as well as outside of the PRC, such as Central and South America, South Africa and certain Southeast Asian countries.  The revenue we earn from the sale of our products under the agreement depends heavily on Odyssey’s efforts. Odyssey has significant discretion in determining the efforts and resources it applies to the marketing and sale of our products, and Odyssey has a significant number of other clients whose products it distributes. Furthermore, regardless of the effort and resources they invest, Odyssey may not be effective in distributing or marketing our products.   A disagreement between us and Odyssey could lead to lengthy and expensive dispute resolution proceedings as well as to extensive financial and operational consequences to us, and have a material adverse effect on our business, results of operations and financial condition. If our relationship with Odyssey were to terminate, we may not be able to enter into another distribution and marketing agreement with a company with similar resources to distribute our products and perform on acceptable terms or at all. As a result, we could experience delays in our ability to distribute our products and increased expenses, all of which would have a material adverse affect on our business, results of operations and financial condition.

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

Demand for our products may decrease if the PRC government changes the requirements for the “Green Food” rating.

Food grown using our fertilizer products qualifies to be certified by the PRC government as Grade AA “Green Food.” Green food certified by the China Green Food Research Center can be divided into 2 groups: Grade A (allowed to use certain amount of chemical materials) and Grade AA (containing little or no chemical materials - also known as organic food). The Green food certification came about in response to the overuse of fertilizers and pesticides in the PRC, as well as the use of unsafe fertilizers and pesticides, which led to the sale of products with dangerous and high concentrations of harmful chemicals and several publicized incidents of food-caused illness. In addition to creating a dangerous situation for domestic consumers, it also created problems for the PRC’s food exporters which, in many cases, were barred from exporting to certain countries which have minimum acceptable standards for pesticide and chemical use.  The loss of our “Green Food” certification would have a material and adverse impact on our revenues and results of operations.

The industry in which we do business is highly fragmented and competitive and we face competition from numerous fertilizer manufacturers in the PRC and elsewhere.

We compete with approximately 300 small-sized, local Chinese fertilizer manufacturers.  Our most significant competition comes from sellers of chemical fertilizers who tend to be concentrated in the PRC’s central provinces.  Chemical fertilizers tend to be less expensive than organic fertilizers, and we estimate that chemical fertilizers make up about 90% of the fertilizer market in the PRC.  While we may have greater resources than our smaller competitors, it is possible that these competitors have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and established local distribution channels within a small region. Furthermore, we face competition from large domestic and international fertilizer producers and traders who import fertilizers into the PRC such as Guangxi Beihai Penshibao Co., Ltd (www.psb.com.cn), Henan Luo Xiaowang Group (www.luoxiaowang.com), and Shangdong Tianda 2116 (www.2116.cn). Our major international competitors are Phosyn from the UK (www.cuikang.com/), Shi Ma (Chinese translation) part of BASF of Germany, Kemira GrowHow Oyj from Finland, and Leffingwell from the USA. These imported products range from fertilizers with single chemical elements, such as urea, phosphate and potash, to standard nitrogen phosphate, potassium compound fertilizers. The quality of the imported products is generally higher and more stable than fertilizers produced in the PRC. While our resources may not be as great as our larger competitors, we believe our product quality, sales network, brand recognition and sales network are superior. If our competitors are able to gain greater market share or improve their sales efforts, our sales may decrease, we may be forced to lower our prices, or our marketing costs may increase, all of which could negatively impact our financial results.

Our major competitors may be better able than we to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which may likely sacrifice market share.  Sales and overall profitability would be reduced in either case.

Historically, imported fertilizers have been subject to tariffs, duties and quotas imposed by the PRC government.  In connection with the PRC’s entry into the World Trade Organization, based on the WTO commitment, the PRC government started to allow foreign companies to sell and distribute fertilizers beginning in December 2006. As the PRC fertilizer market starts to gain more market participants, we will face increased competition which may create pricing, supply and demand constraints and cause our profit margins to suffer.

We do not presently maintain business disruption insurance. Any disruption of the operations in our factories would damage our business and disrupt our production and have a material adverse effect on our business, financial position on results of operations.

Our business could be materially and adversely affected by power shortages, natural disasters, terrorist attacks or other events in the PRC. For example, in early 2008, parts of the PRC suffered a wave of strong snow storms that severely impacted public transportation systems and the power supply in those areas. In May 2008, Sichuan Province in the PRC suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. The May 2008 Sichuan earthquake may have a material adverse effect on the general economic conditions in the areas affected by the earthquake. In July 2008, explosive devices were detonated on several buses in Kunming, Yunnan Province of the PRC, which resulted in disruptions to public transportation systems in Kunming and casualties. Any future natural disasters, terrorist attacks or other events in the PRC could cause a reduction in usage of, or other severe disruptions to, public transportation systems and could have a material adverse effect on our business and results of operations.

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

While we have property damage insurance and automobile insurance, we do not carry business disruption insurance, which is not readily available in the PRC. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, which would cause a potential diminution in sales, the cancellation of orders, damage to our reputation and potential lawsuits.

The fertilizer products that we manufacture pose safety risks and could expose us to product liability claims.

Defects in, or unknown harmful effects caused by, organic and inorganic chemical and elements in our products could subject us to potential product liability claims that our products cause some harm to the human body or to property. Although we have adopted safety measures of industry standard in our research, development and manufacturing processes, accidents may still occur. Any accident, either at the manufacturing phase or during the use of our products, may subject us to significant liabilities to persons harmed by these products. We have renewed product liability insurance to cover claims from personal injuries or property damage caused by our products for the period from July 11, 2009 to July 10, 2010. Our insurance coverage was limited to approximately $585,000 (RMB 4,000,000) and may not have been sufficient to cover potential claims.  A successful claim against us that is in excess of our insurance coverage could significantly harm our business and financial condition. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and our business. As of the filing of this prospectus, no product liability claim has ever been brought against us. However, if we are involved in litigation in the future the potential judgment or settlement along with the litigation costs could harm our financial performance.

Risks Related To Doing Business In the PRC

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC could materially and adversely affect our business.

All of our operations are conducted in the PRC and substantially all of our sales are made in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

•           the amount of government involvement;

•           the level of development;

•           the growth rate;

•           the control of foreign exchange; and

•           the allocation of resources.

While the PRC economy has grown significantly since the late 1970’s, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in the PRC is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over economic growth in the PRC through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the PRC economy could result in decreased capital expenditure by energy users, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies in the PRC could have a material adverse effect on the overall economic growth and the level of energy investments and expenditures in the PRC, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

All of our operations are conducted in the PRC and almost all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years (Source: National Bureau of Statistics of China and Xinhuanet.com), we cannot assure you that such growth will continue. The humic acid based fertilizer industry in the PRC is growing (Source: Ministry of Agriculture in the PRC), according to the PRC National Bureau of Statistics, the PRC’s economy expanded 6.8% from a year earlier in the fourth quarter of 2008, which means that a full-year growth for 2008 was 9.0%. It is the first time since 2002 that the PRC has expanded by less than 10% annually. A number of factors have contributed to this slow-down, including appreciation of the RMB, which has adversely affected the PRC’s exports. In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and how much adverse impact it will have on the global economy in general or the PRC economy in particular. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, it has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products do not rise at a rate that is sufficient to fully absorb inflation-driven increases in our costs of supplies, our profitability can be adversely affected.

During the past ten years, the rate of inflation in the PRC has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Substantially all of our assets are located in the PRC and all of our revenues are derived from our operations in the PRC.  Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the PRC.

Substantially all of our assets are located in the PRC and all of our revenues are derived from our operations in the PRC.  Accordingly, our results of operations and prospects remain subject, to a significant extent, to the economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects.

Since 1978, the PRC has been one of the world’s fastest-growing economies in terms of gross domestic product, or GDP growth. We cannot assure you, however, that such growth will be sustained in the future. If, in the future, the PRC’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries.

Our ability to implement our business plan is based on the assumption that the Chinese economy will continue to grow. The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. We cannot assure you that changes in the PRC’s economic, political or legal systems will not detrimentally affect our business, prospects, financial conditions and results of operations.

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of the PRC, which could reduce the demand for our product offerings and adversely affect our business and prospects.

We conduct substantially all of our operations and generate all of our revenues in the PRC. Accordingly, our business, financial condition, results of operations and prospects will be affected significantly by changes in the PRC’s economic, political and legal systems in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

•           the higher level of government involvement and regulation;

•           the early stage of development of the market-oriented sector of the economy;

•           the rapid growth rate;

•           the higher rate of inflation;

•           the stricter control over foreign exchange; and

•           government control over the allocation of many resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

In the past 20 years, the PRC has been one of the world’s fastest growing economies measured in terms of growth in gross domestic product. However, in conjunction with recent slowdowns in the economies of the United States and European Union, the growth rate in the PRC has declined in recent quarters. Any further adverse change in the economic conditions or any adverse change in government policies in the PRC could have a material adverse effect on the overall economic growth and the level of consumer spending in the PRC, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

Deterioration of the PRC’s political relations with the U.S., Europe, or other nations could make Chinese businesses less attractive to Western investors.

The relationship between the U.S. and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-foreign relations are difficult to predict and could materially adversely affect our operations or cause potential target businesses or services to become less attractive. This could lead to a decline in our profitability. Any weakening of relations between the U.S., Europe, or other nations and the PRC could have a material adverse effect on our operations or our ability to raise additional capital.

Fluctuations in exchange rates could result in foreign currency exchange losses.

Because substantially all of our revenues and expenditures are denominated in Renminbi and some cash is denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and Renminbi will affect the relative purchasing power of such amounts and the amount we will spend in purchasing equipment as well as our balance sheet and earnings per share in U.S. dollars. In addition, we report our financial results in U.S. dollars, and appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollars terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of earnings from and the value of any U.S. dollar-denominated investments we make in the future, although we have no plans to make such investments as of the date of this prospectus.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.5% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long-term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our subsidiaries’ exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

The discontinuation of any of the preferential tax treatments currently available to the PRC entities could materially increase our tax liabilities.

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. The current maximum corporate income tax rate is 33%. The new Enterprise Income Tax Law (the “EIT Law”) became effective as of January 1, 2008, pursuant to which, an enterprise income tax of 25% applies to any enterprise. Although we were approved by the local tax authority to be exempted from the enterprise income tax for a five-year period commencing in 2007 and ending in 2012, we do not know whether such new law will change the preferential treatment that was granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively and the ability of the PRC entities to obtain financing.

Substantially all of our revenues and operating expenses are denominated in Renminbi. Restrictions on currency exchange imposed by the PRC government may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside the PRC, if any, or expenditures denominated in foreign currencies. Under current PRC regulations, Renminbi may be freely converted into foreign currency for payments relating to “current account transactions,” which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements. The PRC entities may also retain foreign exchange in their respective current account bank accounts, subject to a cap set by the State Administration for Foreign Exchange, or SAFE, or its local counterpart, for use in payment of international current account transactions. However, conversion of Renminbi into foreign currencies, and of foreign currencies into Renminbi, for payments relating to “capital account transactions,” which principally includes investments and loans, generally requires the approval of SAFE and other relevant PRC governmental authorities. Restrictions on the convertibility of the Renminbi for capital account transactions could affect the ability of the PRC entities to make investments overseas or to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from the parent entity.

Any existing and future restrictions on currency exchange may affect the ability of the PRC entities or an affiliated entity to obtain foreign currencies, limit our ability to utilize revenues generated in Renminbi to fund any business activities outside the PRC that are denominated in foreign currencies, or otherwise materially and adversely affect our business.

Because PRC law governs nearly all of our operating subsidiaries’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

PRC law governs almost all of the material agreements of Tailing, Anhui Agritech, Beijing Agritech, Xinjiang Agritech and Pacific Dragon, some of which could be with Chinese governmental agencies. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC. The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investment in the PRC.  Certain of our subsidiaries are wholly foreign-owned enterprises, and are subject to laws and regulations applicable to foreign investment in the PRC in general and laws and regulations applicable to wholly foreign-owned enterprises in particular.  Relevant PRC laws, regulations and legal requirements may change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than under more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operations. In addition, confidentiality protections in the PRC may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with respect to financing sectors, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors.

The PRC economy had been experiencing unprecedented growth before 2008, which could be curtailed if the government tries to control inflation by traditional means of monetary policy or its return to planned-economy policies, any of which would have an adverse effect on our results of operations.

The rapid growth of the Chinese economy before 2008 had led to higher levels of inflation. In the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending in order to try to control inflation.  Similar government attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

Government regulations on environmental matters in the PRC may adversely impact on our business.

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

All potential environmental liabilities may not have been identified or properly quantified and a prior owner, operator, or tenant may have created an environmental condition unknown to us. We may be potentially liable for damages or cleanup, investigation or remediation costs in connection with the ownership and operation of our properties (including locations to which we may have sent waste in the past) and the conduct of our business.

State and local environmental regulatory requirements change often. Future laws, ordinances or regulations might impose material environmental liability or the current environmental condition of the properties could in the future be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us. Moreover, it is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

The payment of dividends in the PRC is subject to limitations. We may not be able to pay dividends to our stockholders.

We conduct all of our business through our consolidated subsidiaries incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC. Each of our PRC subsidiaries, including wholly foreign-owned enterprises and joint venture enterprises is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of its respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2009, our PRC subsidiaries had allocated RMB49.9 million ($6.63 million) to these reserves, consisting of paid-in capital and statutory reserves. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

In addition, under a new PRC tax law that became effective in January 2008 and the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement, which became effective on January 1, 2007, dividends from our PRC subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 5%. The withholding tax on dividends may be exempted or reduced by the State Council of the PRC. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

Dividends we receive from our subsidiaries located in the PRC may be subject to PRC withholding tax.

The EIT Law provides that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises.” Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for the non-resident enterprises shall be subject to withholding at income source with the payer acting as the obligatory withholder under the EIT Law, and therefore, such income tax is generally called “withholding tax” in practice. It is currently unclear in what circumstances a source will be considered as located within the PRC. As a U.S. holding company and substantially all of our income will be derived from dividends we receive from our PRC operating subsidiaries. Thus, if we are considered as a “non-resident enterprise” under the EIT Law and the dividends paid to us by our PRC operating subsidiaries are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

Under PRC laws, our PRC subsidiaries are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold and/or pay such individual income tax in accordance with PRC laws, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

In addition, the State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of RMB may materially and adversely affect your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars be reduced and therefore could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents and registration requirements for employee stock ownership plans or share option plans may subject our PRC resident beneficial owners or the plan participants to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE issued a public notice in October 2005 requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC domestic residents who are stockholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident stockholders are also required to amend their registrations with the local SAFE in certain circumstances. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75. After consultation with PRC counsel, we do not believe that any of our PRC domestic resident stockholders are subject to the SAFE registration requirement, however, we cannot provide any assurances that all of our stockholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Regulations on Employee Share Options may subject us and/or our PRC employees to regulatory liability.

Under the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, or the Individual Foreign Exchange Rules, issued on January 5, 2007 by the SAFE (“SAFE #78”), PRC citizens who are granted shares or share options by an overseas listed company (a company that is listed on a stock exchange) according to its employee share option or share incentive plan are required, through the PRC subsidiary of such overseas listed company or any other qualified PRC agent, to register with the SAFE and complete certain other procedures related to the share option or other share incentive plan. Foreign exchange income received from the sale of shares or dividends distributed by the overseas listed company may be remitted into a foreign currency account of such PRC citizen or be exchanged into RMB. When our PRC citizen employees are granted share options, they should be subject to SAFE #78. If we or our PRC citizen employees fail to comply with these regulations, we or our PRC option holders may be subject to fines and legal sanctions.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in the PRC. If our competitors engage in these practices they may receive preferential treatment, giving our competitors an advantage in securing business, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We face risks related to health epidemics and outbreak of contagious disease.

Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome (“SARS”) or other epidemics or outbreaks. In April 2009, an outbreak of H1N1 flu first occurred in Mexico and quickly spread to other countries, including the U.S. and the PRC. In the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and SARS. Any prolonged occurrence or recurrence of H1N1 flu, avian flu, SARS or other adverse public health developments in the PRC may have a material adverse effect on our business and operations. These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products. Potential outbreaks could also lead to temporary closure of our manufacturing facilities, our suppliers’ facilities and/or our end-user customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations.

Risks Related to Our Stock

Your ability to bring an action against us or against our directors and officer, or to enforce a judgment against us or them, will be limited because we conduct substantially all of our operations in the PRC and because the majority of our directors and officers reside outside of the United States.

We are a Delaware holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.  Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and most of our directors of criminal penalties, under the United States Federal securities laws or otherwise.

A limited number of stockholders currently beneficially own the majority of our outstanding shares of common stock, and this concentration of ownership could discourage or prevent a potential takeover of our Company which might otherwise result in you receiving a premium over the market price for your common stock.

A limited number of our stockholders own a majority of our outstanding common shares. As of March 23, 2010, 5 stockholders beneficially owned or controlled approximately 10,390,000 shares of our common stock, representing approximately 59.4% of our outstanding shares of common stock. By virtue of their shareholdings, these stockholders, if they vote together, are able to elect members of our Board of Directors, influence our management and affairs and possibly cause or prevent corporate transactions such as mergers, consolidation or the sale of all or substantially all of our assets. The interests of our principal stockholders may differ from that of other stockholders, with the result that our principal stockholder may cause us to enter into transactions that may not be viewed as favorable to our other stockholders.

Item 1B.        Unresolved Staff Comments

None.

Item 2	Properties.

Our executive office is located at 3rd Floor, No.11 Building, Zhonghong International Business Garden, Future Business Center, Chaoyang North Road, Chaoyang District, Beijing, China 100024. The rentable space in this office consists of approximately 780 square meters (approximately 8,396 square feet).  The lease agreement has a five-year term which expires on February 1, 2012.  The monthly rental payment is approximately $5,910 (RMB 41,000).

We currently lease 7,018 square meters (approximately 75,541 square feet) in the aggregate for office space and manufacturing facilities in Harbin, China, where our subsidiary Pacific Dragon is located.  The lease has a 10-year term which runs from January 1, 2004 to January 1, 2014.  Our current rent due under this lease is approximately $518,940 (RMB 3,600,000) per year.

In addition to the Harbin factory, we have four factories located in Anhui, Beijing, Chongqing and Xinjiang and a research and development center located in Beijing.  The details of facilities and properties and lease terms are described below.

Factories	Address	Area (m2 ) (Approx. ft2 )	Lease Term	Monthly Rent
Anhui	Changzheng East Rd. Gaoxin District, Bangfu City	3,400 (36,597)	1/10/2009 – 1/9/2014	US$32,488 (RMB252,960)
Chongqing	No. 11-3, Industrial Park, Geleshandu City	1,074 (11,560)	4/1/2007 – 3/31/2012	US$1,372 (RMB9,370)
Xinjiang	No. 10, Weisi Rd., North Zone Industrial Park, Gaoxin District, Urumqi, Xinjiang	3,110 (33,476)	6/10/2007 – 6/10/2017	US$3,662 (RMB25,000)
Beijing-liquid	No. 8, M2-4 District, Xinggu Industrial Development Zone, Pinggu District	4,485 (48,274)	9/15/2006 – 9/15/2011	US$7,323 (RMB50,000)
Beijing - research and development center	No. 2 of Ping Gu Western Road, Xing Gu Industrial Development Zone, Beijing	4,931 (53,080)	1/1/2008 – 1/1/2013	US$7,934 (RMB54,167)

Item 3	Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

PART II

Item 4	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information for our Common Stock

Commencing on September 21, 2009, our common stock was listed on the NASDAQ Global Market under the symbol “CAGC.”  Prior to such listing, our common stock was quoted on the OTCBB under the symbol “CTEC.OB.”  The following table sets forth the high and low closing prices for our common stock from the period January 1, 2008 to March 23, 2010, as reported by the OTCBB and the high and low sale prices for our common stock for subsequent periods, as reported by NASDAQ. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Common Stock (1)
	Low	High
2008
First quarter 2008	$3.56	$5.80
Second quarter 2008	$4.02	$6.36
Third quarter 2008	$1.80	$4.60
Fourth quarter 2008	$1.02	$2.40
2009
First quarter 2009	$1.70	$2.50
Second quarter 2009	$2.30	$4.00
Third quarter 2009	$3.30	$7.70
Fourth quarter 2009	$6.71	$14.95
2010
First quarter 2010-March 23, 2010	$13.66	$30.45

(1) The stock prices are adjusted to reflect the reverse stock split of four to one share effective September 8, 2009 and the forward stock split of one to two shares effective February 1, 2010.

On March 23, 2010, the closing price of our common stock on the NASDAQ Global Market was $25.83.

Number of Record Holders of Our Common Stock

As of March 27, 2010, we had 17,479,769 shares of our common stock outstanding and 951 holders of record of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, of which we have over 3,000, whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Payments of future dividends on our common stock, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights/Number of restricted stock issued	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	517,500	11.64	1,282,500
Restricted stock issued to executives in January 2010	326,000	N/A	956,500
Total	843,500	11.64	956,500

Under the China Agritech, Inc. 2008 Equity Incentive Plan (the “Plan”), a maximum of 1.8 million shares of our common stock are available for issuance, subject to adjustment.  The Plan permits the grant of options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards.  The exercise price per share with respect to each option and each stock appreciation rights is determined by the administrator, provided that the exercise price per share cannot be less than the fair market value of a share on a grant date.  The Plan will terminate 10 years following the earlier of (i) the date it was adopted by our Board of Directors or (ii) the date it became effective upon approval by our stockholders, unless sooner terminated by our Board of Directors pursuant to the Plan. The Plan was adopted by our Board of Directors on October 22, 2008

Performance Graph

Not applicable to smaller reporting companies.

Recent Sales of Unregistered Securities

Sales of unregistered securities by the Company have been previously disclosed in our Form 8-Ks and 10-Qs filed with the SEC.

Issuer Purchases of Equity Securities

None.

Item 5	Selected Financial Data

Not applicable to smaller reporting companies.

Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture and sell organic liquid compound fertilizers; organic granular compound fertilizers and related agricultural products in the PRC. Our annual liquid fertilizer production capacity in 2008 was approximately 13,000 metric tons of organic liquid compound fertilizers. We commenced sales of our organic granular compound fertilizers in the third quarter of 2008.  Until September 2009, our annual production capacity for granular fertilizers was approximately 150,000 metric tons, consisting of 100,000 metric tons in Anhui and 50,000 metric tons in Harbin.  In September 2009, we expanded our annual production capacity for granular fertilizers to approximately 200,000 metric tons by completing another 50,000 granular plant in Xinjiang.. Our Xinjiang granular plant commenced its commercial production in the second quarter of 2010..

Our revenues are primarily derived from the sale of our organic fertilizer products.  As of December 31, 2009, approximately 62.0% of our revenues were derived from the sale of our liquid organic fertilizer products, while approximately 38.0% of our revenues were derived from the sale of our granular organic fertilizer products.  Revenue from sales of liquid fertilizer has a lower cost of revenue than that of granular fertilizer.  Our cost of revenue primarily consists of the cost of our raw materials, direct labor and manufacturing overhead expenses.

We plan on expanding our operations to build 20 to 30 distribution centers during 2010 and 2011.  We currently anticipate that the fertilizer sales in the distribution centers will primarily consist of our organic liquid and granular compound fertilizers.  We plan on using both cash generated from operations and financing activities to be able to complete the build-out of the distribution centers.

Because we typically extend 6-9 months of credit on the sale of our liquid fertilizer products, our accounts receivable have represented approximately 39.0% of our total assets as of December 31, 2009.

Results of Operations

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

All amounts in the chart below, other than percentages, earnings per share and weighted average shares outstanding, in thousands of U.S. dollars

	December 31,		Increase	% Increase
Item	2009	2008	(Decrease)	(% Decrease)
Net Revenue	76,130	45,240	30,890	68.3
Cost of Revenue	(47,245)	(24,889)	22,356	89.8
Gross Profit	28,885	20,351	8,534	41.9
Selling Expenses	(2,639)	(2,370)	269	11.4
Operating and Administrative Expenses	(5,290)	(4,266)	1,024	24.0
Income from Operations	20,956	13,715	7,241	52.8
Other income/(expenses)	(9,878)	267	(10,145)	(3,799.6)
Income tax	(4,907)	(4,151)	756	18.2
Net income	6,171	9,831	(3,660)	(37.2)
Net income attributable to non-controlling interest	(481)	(1,189)	(708)	(59.5)
Net Income attributable to China Agritech stockholders	5,690	8,642	(2,952)	(34.2)
Earnings per share attributable to China Agritech common stockholders
- Basic	0.41	0.70
- Diluted	0.40	0.70
Weighted average shares outstanding
- Basic	14,039,152	12,349,808
- Diluted	14,228,943	12,349,808

Net Revenue

Our net revenue increased $30.9 million, or 68.3%, to $ 76.1 million for fiscal year 2009 from $45.2 million for fiscal year 2008.  Our net revenue is generated from sales of our two major products: organic liquid fertilizers and organic granular fertilizers. The increase in our net revenues was mainly attributable to the successful launch of our new product, organic granular compound fertilizers in the second quarter of fiscal year 2009. Our new organic granular compound fertilizers products reported net revenue of $29.0 million for fiscal year 2009, as compared to $4.1 million generated from a trial sale during fiscal year 2008. Our traditional organic liquid compound fertilizer products reported net revenue of $47.2 million for fiscal year 2009, a 14.6% growth from $41.2 million for fiscal year 2008. The increase in net revenue from our organic liquid compound fertilizer products is mainly attributable to the expansion of our customer base to newly established markets in the central and southern regions of China.

Cost of Revenue

Our cost of revenue increased $22.4 million, or 89.8%, to $47.2 million for fiscal year 2009 from $24.9 million for fiscal year 2008.  Our cost of revenue primarily consists of the cost of our raw materials, direct labor and manufacturing overhead expenses. Our cost of revenue increased as a result of higher sales. However, the percentages of costs of revenue to net revenue increased to 62.1% for 2009 from 55.0% for 2008. The higher cost of revenue as a percentage of sales was primarily due to the introduction of our new product line – organic granular fertilizers in the second quarter of 2009.

Gross Profit

Our gross profit increased $8.5 million, or 41.9%, to $28.9 million for fiscal year 2009 from $20.4 million for fiscal year 2008. Overall gross profit margin was 37.9% for 2009, as compared to 45.0% for 2008.  The decrease in gross profit margin was due to the launch of our new products, organic granular compound fertilizers, which generally have lower gross profit margins than our traditional organic liquid compound fertilizers, for which we have developed an established whilst steadily growing market.

Selling Expenses

Our selling expenses include salaries, bonuses, commission, freight charges, advertising and promotion expenses. Our selling expenses increased by 11.4% to $2.6 million for fiscal year 2009, as compared to $2.4 million for 2008, primarily due to increases in sales commission driven by increased sales.  Notwithstanding the increase in selling expenses, leveraging on our well established sales network, we have contained our selling expenses and report a drop in the percentage of selling expense to net revenue from 5.2% for 2008 to 3.5% for 2009.

Operating and Administrative Expenses

Our general and administrative expenses were $5.3 million for fiscal year 2009, as compared to $4.3 million for fiscal 2008, an increase of $1 million or 24.0%. Operating and administrative expenses include rental expenses, salaries, stock-based compensation expense for management, professional fees for legal and accounting services, depreciation and amortization, cost of supplies and equipment. A major factor to our increased operating and administrative expenses is the listing of our shares on the Global Market of NASDAQ in September 2009, which has resulted in higher legal, professional and listing fees. In addition, we have recorded a non-cash stock compensation charge of approximately $0.6 million as a result of the issuance of stock options to directors and management under our option plan.

Income from operations

Income from operations was $21.0 million for fiscal year 2009, an increase of approximately $ 7.2 million, or approximately 52.8%, from$13.7 million for the fiscal year 2008. The increase was a result of an increase in our gross profit of $8.5 million, offset by concurrent increases in selling expenses of $0.3 million and operating and in administrative expenses of $1 million.

Other Income (Expenses)

Other income (expenses) consisted of other operating expense, interest income, exchange gain/loss and the change in fair value of warrants classified as derivatives.  Other expenses for the fiscal year 2009 were $9.9 million, as compared to other income of $0.3 million for the fiscal year 2008.  The significant increase in other expenses by $10.2 million was attributable to a non-cash charge of $9.9 million resulting from the change in fair value of warrants classified as derivative instruments.

Income taxes

We incurred income taxes of $4.91 million for the fiscal year 2009, an increase of approximately $0.8 million, or 18.2% from $4.2 million for the fiscal year 2008. Our effective tax rate was 44% for 2009, as compared to 30% for 2008. The increase in our effective tax rate was primarily attributable to the increase in non-deductible share-based compensation expense of $0.6 million and change in fair value of the warrants of $9.9 million, offset by the tax benefit of approximately $0.9 million due to the tax holiday enjoyed by our subsidiaries, Beijing Agritech and Anhui Agritech.

Net Income

We recorded a net income of $5.7 million for the fiscal year 2009, as compared to $8.6 million for the fiscal year 2008. If excluding the non cash charges resulting from the change in fair value of the warrants of $9.9 million, our net income for 2009 would have been $15.6 million, an increase of $7.0 million, or 81.4% from 2008.

Liquidity and capital resources

At December 31, 2009, we had cash and cash equivalents of $20.3 million, an increase of $8.4 million, or 70.0%, from $11.9 million at December 31, 2008, which is principally attributable to the cash raised in the Private Placement transaction completed in October 2009. Our current assets totaled $93.8 million at December 31, 2009, representing almost 4 times our current liabilities of $23.2 million.

Total stockholders’ equity at December 31, 2009 was $77.3 million, an increase of $14.5 million, or 14.5%, from $62.8 million at December 31, 2008.

We had no bank loans or other interest bearing borrowings outstanding at December 31, 2009. We believe that our currently available working capital will be sufficient to maintain our operations at our current level for the next twelve months.

The following table sets forth a summary of our cash flows for the periods indicated:

(in thousands)	2009	2008
Net cash used in operating activities	$(3,535)	$(893)
Net cash used in investing activities	(2,321)	(1,906)
Net cash provided by financing activities	14,216	2,000
Effect of exchange rate changes on cash and cash equivalents	1	910
Net increase/(decrease) in cash and cash equivalent	8,361	111
Cash and cash equivalents at the beginning of year	11,952	11,841
Cash and cash equivalents at the end of year	$20,313	$11,952

Operating Activities

We used $3.5 million of net cash in operating activities for the fiscal year 2009, an increase of $2.6 million from $0.9 million for the fiscal year 2008. The increase in cash expenditure in operating activities was mainly due to the increased advanced payments to our suppliers to guarantee the sources of our raw materials.

Investing Activities

We primarily use cash for investing activities in our growth initiatives, which include expansion of our production facilities and acquisition of businesses. During the fiscal year 2009, we acquired the remaining 10% ownership interest in Pacific Dragon in consideration of $1,000,000 in cash and the issuance of 3,490,000 shares of our common stock.  In addition, we also used $0.4 million for payment to acquire the license for certain fertilizer product manufacturing and sale in the PRC. On the other hand, cash used in acquisition of plant and equipment and spent in construction in progress was $0.9 million for 2009, a decrease of $1 million as compared to $1.9 million for 2008. The decrease was primarily due to the substantial completion of our new production plants in Anhui and Beijing during 2008.

Financing Activities

Since we had no bank loans or other interest-bearing borrowings at December 31, 2009, we had a zero gearing ratio.

During the fiscal year 2009, we raised cash of $14.2 million, which represented the net proceeds from the private placement of 2,785,536 shares of our common stock and warrants to purchase up to 1,857,024 common shares we completed in October 2009. The net proceeds from this private placement transaction are being used for business expansion and working capital purposes.

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

•
Inventories.  Inventories are valued at the lower of cost (determined on a weighted average basis) or net marketvalue. Our management compares the cost of inventories with the net realizable value and an allowance is made for inventories with the net realizable value and an allowance is made for inventories with net realizable value, if lower than the cost.

•
Impairment.  We apply the provisions of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets Subsections” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets’), issued by the Financial Accounting Standards Board (“FASB”).  ASC Impairment or Disposal of Long-Lived Assets Subsections require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

•	Fixed Assets. We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimate results in our evaluation of potential impairment and then compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary

•
Revenue Recognition.  Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Our revenue consists of invoiced value of goods, net of a value-added tax (“VAT”). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

•
Foreign currency translation. We use U.S. dollars for financial reporting purposes. The functional currency of the Company and our PRC operating subsidiaries is the RMB. Our PRC operating subsidiaries maintain their books and records in their functional currency, RMB, being the primary currency of the PRC, the economic environment in which their operations are conducted. In general, for consolidation purposes, we translate our subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of our Company is RMB. Until July 21, 2005, RMB had been pegged to the U.S. dollar at the rate of RMB 8.28:$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to U.S. dollars was adjusted to RMB 8.11:$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as U.S. dollar traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of U.S. dollars against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions require submitting a payment application form together with invoices, shipping documents and signed contracts.

•
Stock-based Compensation.  The Company accounts for stock-based compensation arrangements in accordance with ASC 718-10 (formerly SFAS No. 123R “Share-Based Payment”) and measures the cost of services received as consideration for equity instruments issued or liabilities incurred in share-based compensation transactions based on the grant-date fair value of the equity instruments issued or the liabilities settled, net of any amount that an employee pays for that instrument when it is granted. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the compensation cost recognized for any date must at least equal the portion of the grant-date value of the award that is vested at that date. No compensation cost is recognized for awards that do not vest (i.e. awards for which the requisite service is not rendered). If an award is cancelled, any previously unrecognized compensation cost is recognized immediately at the cancellation date. However, if the cancellation is accompanied by the concurrent grant of a replacement award, an incremental compensation cost is recognized and measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.

Off-Balance Sheet Arrangements

None.

Item 6A.       Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 7	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A(T).    Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2009, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.  We are not required to include in our Annual Report an attestation report by our independent auditors under the Public Company Accounting Oversight Board’s auditing Standard No. 2 until the filing of the Annual Report for the fiscal year ending December 31, 2010.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.      Other Information

None.

PART III

Item 9	Directors, Executive Officers of and Corporate Governance

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

Name	Age	Position	Held Office Since
Yu Chang	54	Chief Executive Officer, President, Secretary and Chairman of the Board	February 2005
Yau-Sing Tang	47	Chief Financial Officer and Controller	October 2008
Ming Fang Zhu	43	Chief Operating Officer	March 2009
Xiao Rong Teng	40	Director	June 2005
Gene Michael Bennett	61	Director	October 2008
Lun Zhang Dai	74	Director	October 2008
Hai Lin Zhang	59	Director	October 2008
Charles Law	50	Director	January 2010
Zheng Wang	33	Director	December 2009

Yu Chang.  Mr. Chang has been our Chief Executive Officer, President, Secretary and Chairman since February 3, 2005. Mr. Chang has been serving as the Chairman of the Board of Directors of Pacific Dragon and Tailong, and he has served as the Chairman of Board of Directors of Yinlong since 1993.  Mr. Chang received a Bachelor of Economics from the Heilongjiang Forestry Cadre Management Institute in 1983. Mr. Chang is the founder of the Company and has more than 15 years of experience in running the business operations of the Company. We believe that Mr. Chang brings essential knowledge of Company’s operations to the Board of Directors.

Yau-Sing Tang.  Mr. Tang has been our Chief Financial Officer and Controller since October 22, 2008.  Prior to that from April 2008 to September 2008, Mr. Tang was the director of AGCA CPA Limited, a CPA firm in Hong Kong.  From August 2006 to March 2008, Mr. Tang served as financial controller of Carpenter Tan Holdings Ltd., a company listed on The Stock Exchange of Hong Kong Limited.  Prior to that, he was the founder and managing director of AGCA CPA, Limited from January 2006 to July 2006.  From April 2003 to December 2005, he was executive director and chief financial officer of China Cable & Communication, Inc., which is quoted on the Pink Sheets under the symbol CCCI.PK. Mr. Tang received his Bachelor of Social Sciences (Honors) degree from the University of Hong Kong in 1986. He is a fellow of the Association of Chartered Certified Accountants in the U.K. and the Hong Kong Institute of Certified Public Accountants. He is also a member of the Institute of Chartered Accountants in England and Wales and the Taxation Institute of Hong Kong.

Ming Fang Zhu.  Mr. Zhu has been our Chief Operating Officer since March 13, 2009.  From April 2007 to March 2009 Mr. Zhu served as President of Beijing Agritech Fertilizer Co, Ltd., an indirect subsidiary of the Company.  From January 2006 to April 2007 Mr. Zhu served as Vice President of Strategic Development of Beijing Agritech Fertilizer Co, Ltd, an indirect subsidiary of the Company.  Prior to joining the Company, Mr. Zhu was the Chief Executive Officer and a member of the Board of Directors of Gateguard Information Security Co, Ltd. from February 2002 to December 2005.  Mr. Zhu earned a bachelor’s degree in physics from Xuzhou Normal University and a master’s degree in economics from Henan University.  He earned a law degree through self-study and is a state-certified economist in the PRC.

Xiao Rong Teng.  Ms. Teng has served as a member of our board of directors since June 2005, and was our Chief Operating Officer from February 3, 2005 to March 13, 2009.  Ms. Teng has served as a director of Pacific Dragon since 2000 and as a director of Tailong since its inception in 2003.  Ms. Teng served as the General Manager of Yinlong from 1994 to 2000 and as the Vice General Manager of Pacific Dragon from 2000 to May 2005.  Ms. Teng received a bachelor’s degree in Chinese from Heilongjiang University in 1992 and a master’s degree in business administration from Harbin Normal University in 1998. Ms. Teng is the founder of the Company and has more than 7 years of experience in the business operations of the Company. We believe that Ms. Teng brings vital operational experience to the Board of Directors.

Gene Michael Bennett.  Mr. Bennett has been a member of our board of directors since October 22, 2008.  Mr. Bennett has been appointed as Senior Advisor, Advisory Board of Swiss Private Client Capital Partners Ltd since January 2010.  From September 2009 to present, he is the Acting CFO of China Architectural Engineering Inc. which is listed on American Stock Exchange (AMEX: CAEI).  From March 2009 to present, he served as the Chief Executive Officer of American General Business Association in Beijing, a non-government organization that assists Chinese companies to develop business in the West. From June 2004 to March 2009, he was the managing partner for Beijing-based Nexis Investment Consulting Corporation.  Mr. Bennett currently also serves on the boards of China Shen Zhou Mining & Resources, Inc. (AMEX: SHZ) and China Pharma Holding, Inc. (AMEX:CPHI). Mr. Bennett holds a B.A. (1972) and MBA in Finance (1974) from Michigan State University and is currently pursuing a doctorate of business administration at City University of Hong Kong in Corporate Governance. Mr. Bennett has strong financial knowledge and significant executive level and board experience throughout his career. He has an interest in and knowledge of Chinese management practices, and we believe that he bring substantial financial and corporate strategy knowledge, experience and training, including experience with SEC reporting compliance to his role as director.

Lun Zhang Dai.  Mr. Dai has been a member of our board of directors since October 22, 2005.  Mr. Dai has served on the Planning Committee of the North-East Cooperative Bank in the PRC and as its Secretary General since 2003 and as senior research fellow at the People’s Bank of China since 2004. Mr. Dai is also a full-time professor for the Academy of International Economic Relations, a research institution sponsored by the People’s Bank of China, where he has taught courses in international economics since 1983, and has been retained as a part-time professor at several Chinese universities, as well as a visiting professor of international economics in the graduate programs of Queens College, City University of New York and American University. Mr. Dai is a fellow at the Institute of Internal Auditors and received his master’s degree in economics from the University of Moscow in 1960. Mr. Dai has more than 50 years of experience in teaching and research in universities. We believe that his vast knowledge of micro and macro economics of China bring a unique expertise to the Board of Directors.

Hai Lin Zhang. Mr. Zhang has been a member of our board of directors since October 22, 2008.  Mr. Zhang has served as Vice Principal of the Chinese Academy of Agricultural Sciences and Resources since May 2003, and he has also served as the Division Deputy Director of the Agricultural Research Institute in the PRC since June 1996. He graduated with a bachelor’s degree from the Renmin University of China in 1987. We consider to be be our agricultural industry expert, bringing to us up-to-date knowledge of new developments in the agriculture industry in China.

Charles Law. Mr. Law has been a member of our board of directors since January 8, 2010.  Mr. Law has been a partner in the Beijing office of King & Wood since January 2001 and prior to that he was the managing partner at Law & Arthur.  He obtained his LLB from Soochow University School of Law, Taipei, and his LLM from the Law School of Southern Methodist University. Mr. Law is a qualified US attorney who has an understanding to SEC compliance requirements.

Zheng “Anne” Wang. Ms. Wang has been a member of our board of directors since December 2009.  Ms. Wang has been Vice-President of Carlyle Asia Growth Capital, a subsidiary of The Carlyle Group, a private equity firm, since December 2007.  From August 2005 through December 2007, Ms. Wang was Senior Associate at Carlyle Asia Growth Capital and from December 2003 through August 2005, Ms. Wang was a Senior Associate in the Shanghai office of A.T. Kearney Co., Ltd.  She graduated from Shanghai Fudan University with a bachelor degree in 1998 and earned an MBA from the Kellogg School of Management, Northwestern University, in 2003. Ms. Wang has extensive capital market, finance and operational knowledge and experience from her career as fund manager in The Carlyle Group. She can oversee the Company on corporate governance and transparency between investors and the Company.

Voting Agreement

In connection with the purchase agreement for the sale of shares of common stock and warrants to the Carlyle Investors (i) the Company, (ii) the Investors, (iii) Yu Chang, our Chief Executive Officer, President and Secretary, (iv) Xiao Rong Teng, a member of our Board of Directors, (v) China Tailong Group Limited, which is owned by Mr. Chang, and (vi) Sammi Holdings Limited, which is owned 85% by Mr. Chang and 15% by Ms. Teng (China Tailong Group, Limited and Sammi Holdings Limited being the “Additional Stockholders”), entered into a voting agreement whereby Mr. Chang, Ms. Teng and the Additional Stockholders agreed to vote their respective shares of common stock at each annual meeting of the Company’s stockholders or at any other meeting or pursuant to each written consent of the Company’s stockholders, in each such case, at which or pursuant to which, members of the Board are to be elected for one individual designated by the Investors (jointly) to be appointed as a member of the Board of Directors.  In the event that the Board determines that the Carlyle Investors’ designee qualifies an “independent director” as defined and determined in accordance with Rule 5605(a)(2) of the Nasdaq Marketplace Rules, the Company, Mr. Chang, Ms. Teng and the Additional Stockholders agreed to take any and all action necessary so as to cause the Investors’ designee to be appointed to each committee of the Board, including, but not limited to, the audit and compensation committees of the Board; provided, however, that for inclusion on the audit committee, such designee must also meet the requirements for service on the audit committee as set forth in Rule 5605(c)(2)(A) of the Nasdaq Marketplace Rules.  The Carlyle Investors’ right to designate a member of the Board terminates at such time as the investors, together, do not own at least 5.0% of the shares of common stock of the Company, calculated on a fully diluted basis.  Carlyle’s designee to the Board of Directors is Ms. Zheng “Anne” Wang, who the Board of Directors has determined not to be an “independent director.”

Meetings and Committees of the Board of Directors

During the year ended December 31, 2009, the board of directors held three meetings, which was attended by all directors, and took action by written consent on 6 other occasions.  The board of directors has determined that Messrs. Bennett, Dai and Zhang are “independent directors” as defined in Rule 5605 of the Nasdaq Marketplace Rules. We do not have a written policy relating to attendance by members of the board of directors at annual stockholder meetings. However, all directors are encouraged to attend the annual meeting.

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

Board Leadership Structure

The Board of Directors believes that Mr. Chang’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Chang possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

Committees of the Board of Directors

In October 2008, the board formed an Audit Committee, Compensation Committee and Nominating and Governance Committee.

Compensation Committee.

The Compensation Committee is comprised of Messrs. Bennett, Dai and Zhang, each of whom is independent as defined in Rule 5605 of the Nasdaq Marketplace Rules. Mr. Dai is the Chairman of the Compensation Committee. The board of directors adopted a written charter of the Compensation Committee on October 22, 2008. The charter is available on our website, www.chinagritechinc.com. The charter sets forth responsibilities, authority and specific duties of the Compensation Committee. The Compensation Committee reviews and recommends to the board of directors the compensation for the chief executive officer and other corporate officers, as well as non-employee directors. It also reviews the general policy relating to compensation and benefits for all employees. The Compensation Committee has been designated by the board of directors to administer our 2008 Equity Incentive Plan.  The compensation committee took action by written consent one time in 2009.

No member of our Compensation Committee has at any time been an officer or employee of ours or our subsidiaries. No interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

Nominating and Governance Committee. The Nominating and Governance Committee is comprised of Messrs. Bennett, Dai and Zhang, each of whom is independent as defined in Rule 5605 of the Nasdaq Marketplace Rules. Mr. Zhang is the Chairman of the Nominating and Governance Committee. The board of directors adopted a charter for the Nominating and Governance Committee on October 22, 2008. The charter is available on our website, www.chinaagritechinc.com.

Although we do not currently have a formal policy or procedure for stockholder recommendations of director candidates, the board of directors welcomes such recommendations and will consider candidates recommended by stockholders if there is a vacancy on the board of directors or if there is a need for particular expertise on the board of directors. Stockholders can recommend qualified candidates for the Board of Directors by submitting the candidate’s name and qualifications to: Hai Lin Zhang, Chairman, Nominating and Governance Committee, China Agritech, Inc., at 3rd Floor, No.11 Building, Zhonghong International Business Garden, Future Business Center, Chaoyang North Road, Chaoyang District, Beijing, China 100024.  There are no differences in the manner in which the Nominating and Governance Committee evaluates nominees for director based on whether the nominee was recommended by a stockholder. Among other things, the Nominating and Governance Committee takes into account, when acting upon nominees, factors such as familiarity with the industry in which the Company operates, experience in working with China-based companies, the relevant expertise of its directors and director nominees, whether the director or nominee would be considered independent, the time that the director or nominee will be able to devote to Company matters, experience with US public companies, language skills and other factors. The Nominating and Governance Committee believes that it is appropriate to include representation of senior management on the Board of Directors.  The Nominating and Governance Committee met two times and took action by written consent one time during 2009.

Audit Committee.

The Audit Committee is comprised of Messrs. Bennett, Dai and Zhang, and Mr. Bennett is its Chairman.  The board of directors has determined that each of the members of the Audit Committee is independent as defined in Rule 5605 of the Nasdaq Marketplace Rules, and that Mr. Bennett qualifies as an ‘‘audit committee financial expert,’’ as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee adopted a written charter on October 22, 2008. The charter is available on our website, www.chinaagritechinc.com. The charter sets forth the responsibilities, authority and specific duties of the Audit Committee.  The Audit Committee took action by written consent three times in 2009.

Code of Ethics

We adopted a Code of Ethics on April 12, 2006, to which our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Controller and any person who may perform similar functions, are subject.  Currently, Mr. Chang and Mr. Tang are our only officers subject to the Code of Ethics.  If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to our Code of Ethics.  A copy of our Code of Ethics is available on our website, www.chinaagritechinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that Yu Chang did not timely file three of such reports, Gene Michael Bennett did not timely file one such report, Xiao Rong Teng did not timely file two such reports, Yinlong Industrial Co., Ltd. did not timely file two such reports, Sammi Holdings Ltd. did not timely file one such report and Yau-Sing Tang did not timely file one such report.

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

Item 10	Executive Compensation

Summary Compensation Table

The following table reflects information concerning the annual compensation for services provided to us by our chief executive officer, our chief financial officer and our one other most highly compensated executive officers during the last three completed fiscal years and other persons who acted as executive officers during the fiscal year ended December 31, 2009, but were not employed by us at year end.

Name and Principal Position	Year	Salary ($)	Option Awards ($)		Total ($)
Yu Chang, Chief Executive Officer and President	2007	$120,000	—		$120,000
	2008	$120,000	—		$120,000
	2009	$93,000	$103,048	(1)	$196,048

Yau-Sing Tang, Chief Financial Officer and Controller	2007	—	—		—
	2008	$37,500			$37,500
	2009	$150,000	$343,493	(2)	$493,493
Ming-Fang Zhu, Chief Operating Officer	2007	—	—		—
	2008	—	—		—
	2009	$32,861	$51,524	(3)	$84,385
Xiao Rong Teng, Chief Operating Officer and Director	2007	—	—		—
	2008	$84,000	—		$84,000
	2009	$80,000	$51,524	(4)	$131,524

(1)
On December 22, 2009, Mr. Chang was granted 150,000 stock options at an exercise price of $11.92 per share.  The options vest and become exercisable according to the following schedule: (i) 45,000 on December 31, 2009; (ii) 45,000 on December 31, 2010; and (iii) 60,000 on December 31, 2011.

(2)
Mr. Tang was appointed in October 2008.  On December 22, 2009, Mr. Tang was granted 150,000 stock options at an exercise price of $11.92 per share.  The options fully vest and become exercisable on the date of grant.

(3)
Effective March 13, 2009, Mr. Zhu was appointed as our Chief Operating Officer. On December 22, 2009, Mr. Zhu was granted 75,000 stock options at an exercise price of $11.92 per share.  The options vest and become exercisable according to the following schedule: (i) 22,500 on December 31, 2009; (ii) 22,500 on December 31, 2010; and (iii) 30,000 on December 31, 2011.

(4)
Effective March 11, 2009, Ms. Teng resigned as our Chief Operating Officer, but remained as the Director of the Company.  On December 22, 2009, Ms. Teng was granted 75,000 stock options at an exercise price of $11.92 per share.  The options vest and become exercisable according to the following schedule: (i) 22,500 on December 31, 2009; (ii) 22,500 on December 31, 2010; and (iii) 30,000 on December 31, 2011.

We provide our executive officers with a base salary to compensate them for services rendered during the year.  In addition, we believe that it will be advantageous to provide our executives discretionary bonuses, equity incentives, retirement benefits, perquisites, deferred compensation or other benefits, such as through the 2008 Equity Incentive Plan, to continue to be successful.

Base Salary. The base salary paid to Mr. Chang during 2009 was approximately $93,000.  The base salary paid to Mr. Tang during 2009 was approximately $150,000.  The base salary paid to Ms. Teng during 2009 was approximately $80,000.  The base salary of Mr. Zhu during 2009 was approximately $32,861.. The base salary paid to all executives during 2009 was paid in cash.  The value of base salary reflects each executive’s skill set and the market value of that skill set in the sole discretion of the Board of Directors.

On October 17, 2008, China Agritech, Inc. entered into an employment agreement with Mr. Tang pursuant to which he was appointed as its Chief Financial Officer. Mr. Tang will receive a base salary of $150,000 annum (the “Base Salary”), which is payable in advance on a monthly basis. The term of Mr. Tang’s employment ends October 16, 2010.  In addition, we issued options to purchase up to 150,000 shares of our common stock at an exercise price of $11.92 per share to Mr. Tang during his employment period.  The options vest immediately upon the grant.

The Company entered into a three year employment agreement dated March 18, 2009 with Ming Fang Zhu pursuant to which Mr. Zhu serves as Chief Operating Officer of the Company. The agreement provides that Mr. Zhu receive an annual salary of $36,000 and is terminable by Mr. Zhu for any reason upon 30 days notice.

Employee Benefits Plans

We do not sponsor any qualified or non-qualified pension benefit plans or maintain any non-qualified defined contribution or deferred compensation plans.

2008 Equity Incentive Plan

The 2008 Equity Incentive Plan permits the grant of Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Share-Based Awards as the Compensation Committee may determine to our employees, directors and consultants. We believe the Plan will promote the success of our business, advance our interests, and help us to attract and retain the best available personnel for positions of substantial responsibility.  The exercise price per share with of awards issued pursuant to the Plan is determined by the Compensation Committee provided that the exercise price per share cannot be less than the fair market value of a share on the grant date, and the Plan administrator establishes the times, installments or conditions upon which the Option, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and other share-based awards will vest and become exercisable.

As of December 31, 2009, there were six employees and/or directors who were awarded stock options of 517,500 shares under the Plan.  In January 2010, the Company also awarded 326,000 shares of restricted common stock to five executives and/or directors.

Shares Available for Awards. After having equitably adjusted our Plan to give effect to the Reverse Stock Split of four to one shares in September 2009 and the Forward Stock Split of two for one share in February 2010, we have reserved 1,800,000 shares of common stock for issuance under the Plan. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the Plan. The number of shares of common stock for which awards may be granted to a participant under the 2008 Plan in any calendar year cannot exceed 1,800,000 shares.  As of March 29, 2010, the Company still has 956,500 shares available for awards under the 2008 Plan.

Change-in-Control Provisions. In the event of a change in control, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable unless such award has been assumed by the successor corporation.

Amendment and Termination. The Compensation Committee may adopt, amend and rescind rules relating to the administration of the Plan, and amend, suspend or terminate the Plan, but no amendment will be made that adversely affects in a material manner any rights of the holder of any award without the holder’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. We have attempted to structure the Plan so that remuneration attributable to stock options and other awards will not be subject to a deduction limitation contained in Section 162(m) of the Code.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2009, we had the following outstanding equity awards:

	Option awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Yau-Sing Tang	150,000	-	-	11.92	October 17, 2014
Yu Chang	45,000	105,000	-	11.92	October 17, 2014
Xiao Rong Teng	22,500	52,500	-	11.92	October 17, 2014
Ming Fang Zhu	22,500	52,500	-	11.92	October 17, 2014
Min Zhang	12,000	14,000	-	11.92	October 17, 2014

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gene Michael Bennett	20,000	—	2,703	—	—	—	22,703
Lun Zhang Dai	20,000	—	—	—	—	—	20,000
Hai Lin Zhang	20,000	—	—	—	—	—	20,000

In September 2008 we entered into an agreement with each of Mr. Lun Zhang Dai, Mr. Hai Lin Zhang and Mr. Gene Michael Bennett.  Pursuant to each agreement, the director is entitled to a director’s fee of $20,000 per annum, payable semi-annually, except in the case of Mr. Bennett, whose fee is payable quarterly.  Such fee is in addition to any fees to which the director may be entitled under guidelines and rules established by us from time to time for compensating non-employee directors for their services and attending meetings of the board and its committees.  Pursuant to our agreement with Mr. Bennett, he is entitled to receive an option to purchase 3,000 shares of our common stock, although no such option has been issued. The directors are also entitled to reimbursement of pre-approved reasonable business related expenses in the performance of their duties as directors. Each agreement is expires upon the respective director’s removal or resignation from the Board of Directors.  Pursuant to the agreements, Messrs. Dai, Zhang and Bennett are each obligated not to complete with us or our subsidiaries for a period of 12 months from the date the cease serving as members of our Board of Directors.  Either the parties to the directors’ agreements may terminate the respective agreements upon 10 days written notice.  Additionally, each of Messrs Dai, Zhang and Bennett executed indemnification agreements with us in September 2008.  Pursuant to such agreements, we have agreed to indemnify the directors to the fullest extent permitted by Delaware law against expenses paid in settlement, actually and reasonably incurred by the director in connection with a proceeding by us or in pursuit of our rights to procure a judgment in our favor if the director acted in good faith and in a matter the director indemnitee reasonably believed to be in our best interests.  We also agreed to indemnify the directors against expenses actually and reasonably incurred by the director indemnitee in connection with a proceeding, other than a proceeding by us or in pursuit of our rights, if the director acted in good faith and in a matter the director indemnitee reasonably believed to be in our best interests, and, with respect to any criminal action or proceeding, the director had no reasonable cause to believe that his conduct was unlawful

Option Exercises and Stock Vested

On January 12, 2010, the Company awarded the following restricted shares of common stock to directors and executives for their services rendered to the Company.

Name	Number of Shares Awarded		Value Realized on Vesting

Yu Chang	100,000	(2)	$1,761,000

Xiao-Rong Teng	50,000	(2)	$880,500

Yau-Sing Tang	100,000	(3)	$1,761,000

Ming-Fang Zhu	50,000	(2)	$880,500

1.	The value is determined with reference to the closing market price of $17.61 per share as at January 12, 2010 (the date of award).

2.	The shares awarded to Mr. Chang, Ms. Teng and Mr. Zhu vest according to the following schedule (i) 30% upon issuance (ii) 30% on December 31, 2010 and (iii) 40% on December 31, 2011.

3.	The shares awarded to Mr. Tang fully vest upon issuance.

On March 2, 2010, the following stock options issued to directors and executives that already vested were exercised by cashless. As a result, the following shares were issued upon exercise:

Name	Number of Stock Options Exercised	Number of Shares Issued by Cashless Exercise	Value Realized on Exercise (1)

Yu Chang	45,000	24,720	$632,832

Xiao-Rong Teng	22,500	12,360	$316,416

Yau-Sing Tang	150,000	82,401	$2,109,466

Ming-Fang Zhu	22,500	12,360	$316,410

1.	The value is determined with reference to the closing market price of $25.60 per share as at March 2, 2010.

Employment Agreements

Yau-Sing Tang.  We entered into a two-year employment agreement with Mr. Tang on October 17, 2008, pursuant to which he was appointed as our Chief Financial Officer. Mr. Tang receives a base salary of $150,000 per annum. On December 22, 2009, Mr. Tang was awarded a five-year option to purchase 150,000 shares at an exercise price of $11.92 per share, the fair market value of our common stock on the date of the grant, which was fully vested on the date of grant. Also, on January 12, 2010, Mr. Tang was awarded 100,000 shares of our restricted common stock for his service rendered to the Company.

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 23, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise stated, the address of all persons in the table is c/o China Agritech, Inc., Room 3F, No 11 Building, Zhonghong International Business Garden, Future Business Center, Chaoyang North Road, Chaoyang District, Beijing China 100024.

As of March 23, 2010, an aggregate of 17,479,769 shares of our common stock were outstanding.

Name & Address of Beneficial Owner and Office, if any	Amount & Nature of Beneficial Ownership (1)		Percent of Class(1)
Yu Chang, Chief Executive Officer, President, Secretary and Chairman	7,073,638	(2)	40.23
China Tailong Group Limited	4,322,420	(3)	24.73
Carlyle Asia Growth Partners IV, L.P.	4,263,123	(4)	22.22
CAGP IV Co-Investment, L.P.	379,437	(4)	1.30
Sammi Holdings Limited	1,745,000	(5)	9.98
Xiao Rong Teng, Director	376,136	(6)	2.15
Yau-Sing Tang, Chief Financial Officer and Controller	182,401		1.04
Ming Fang Zhu, Chief Operating Officer	112,360	(7)		*
Gene Michael Bennett, Director	0
Lun Zhang Dai, Director	0			*
Hai Lin Zhang, Director	0			*
Charles Law, Director	0			*
Zheng “Anne” Wang, Director	0			*

All officers and directors as a group (9 persons)	7,797,035		45.26

* Less than 1%.

1.
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

2.
Includes 4,322,420 shares of our common stock held by China Tailong Group Limited and 1,745,000 shares held by Sammi Holdings Limited.  Mr. Chang holds 100% of the registered shares of China Tailong Group Limited and 85% of the registered shares of Sammi Holdings Limited of which he is the sole director. Does not include 105,000 options that do not vest within 60 days.  In addition, Mr. Chang has sole voting and dispositive power over 1,006,218 shares of our common stock.

3.	Yu Chang holds 100% of the registered shares of China Tailong Group Limited.

4.
Includes 2,557,874 shares of common stock owned outright and 1,705,249 shares of common stock issuable upon exercise of a warrant held by Carlyle Asia Growth Partners IV, L.P. The warrant is first exercisable on April 19, 2010 and expires on April 19, 2012. Based on a Schedule 13D/A filed by Carlyle Asia Growth Partners IV, L.P. on February 23, 2010, CAGP IV General Partner, L.P. is the general partner of Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L.P., the record holder of 113,831 shares of common stock of China Agritech, and may be deemed to have voting control and investment discretion over the securities held by Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L.P.  CAGP IV General Partner, L.P. disclaims beneficial ownership of such securities.   The sole general partner of CAGP IV General Partner, L.P. is CAGP IV Ltd., a limited company that is wholly owned by TC Group Cayman Investment Holdings, L.P. The sole general partner of TC Group Cayman Investment Holdings, L.P. is TCG Holdings Cayman II, L.P. DBD Cayman, Ltd. is the sole general partner of TCG Holdings Cayman II, L.P. Carlyle Offshore Partners II, Limited is the Class B member of DBD Cayman, Ltd. Each of CAGP IV Ltd., TC Group Cayman Investment Holdings, L.P., TCG Holdings Cayman II, L.P., DBD Cayman, Ltd., and Carlyle Offshore Partners II, Limited may, by virtue of being the owner or general partner, as the case may be, of CAGP IV General Partner, L.P., CAGP IV Ltd., TC Group Cayman Investment Holdings, L.P., TCG Holdings Cayman II, L.P., and DBD Cayman, Ltd., respectively, be deemed to have voting control and investment discretion over the securities held by Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L.P. CAGP IV Ltd., TC Group Cayman Investment Holdings, L.P., TCG Holdings Cayman II, L.P., DBD Cayman, Ltd., and Carlyle Offshore Partners II, Limited each disclaims beneficial ownership of such securities.  The principal business address of each of these persons is c/o The Carlyle Group, 1001 Pennsylvania Ave., N.W., Suite 220 South, Washington D.C., 20004-2505.  William E. Conway, Jr., Daniel A. D’Aniello, David Rubenstein, David Pearson, and Curt Buser are the directors of CAGP IV Ltd. and, in such capacity, may be deemed to share beneficial ownership of the shares of common stock of the Company beneficially owned by CAGP IV Ltd. Such individuals, in their capacities as directors, expressly disclaim any such beneficial ownership. Does not include warrants to purchase 928,514 shares of commons stock held collectively by Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L.P that are not exercisable within 60 days.

5.	Yu Chang and Xiao Rong Teng hold 85% and 15% of the registered shares of Sammi Holdings Limited, respectively.

6.
Ms. Teng holds 15% of the registered shares of Sammi Holdings Limited, but she does not have the power to vote on dispose of any of the shares of the Company held by Sammi Holdings Limited. Does not include 52,500 options that do not vest within 60 days.

7.	Does not include 52,500 options that do not vest within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	517,500	11.64	1,282,500
Restricted common stock	326,000	N/A	956,500

Changes in Control

Not Applicable.

Item 12	Certain Relationships and Related Transactions and Director Independence

Related Parties Transactions

On February 12, 2009,  Tailong, our wholly owned subsidiary, entered into (i) a share purchase agreement between Pacific Dragon and Yinlong, and (ii) a supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Chang (our CEO, President, Secretary and director) and Ms. Xiao Rong Teng, one of our directors, pursuant to which Tailong has agreed to acquired Yinlong’s remaining 10% interest in Pacific Dragon for an aggregate purchase price of $7,980,000.  Mr. Chang owns 85% of Yinlong’s outstanding shares and Ms. Teng owns the remaining 15%.  After the close of this transaction on May 15, 2009, Pacific Dragon became our indirect wholly owned subsidiary.

On February 12, 2009, in connection with the supplemental purchase agreement described above, Tailong issued an unsecured, interest-free promissory note in the principal amount of $6,980,000 to Yinlong as consideration for the purchase of its 10% interest in Pacific Dragon.  The promissory note had a maturity date of December 31, 2009 and Tailong was permitted to prepay all of any portion of the principal of the promissory note without penalty.

On May 15, 2009, Tailong entered into an amendment to the supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang and Ms. Xiao Rong Teng pursuant to which Tailong amended the settlement of the purchase consideration to provide for a cash payment of $1,000,000 and issuance of 1,745,000 restricted shares of our common stock for the balance consideration. On the same date, Tailong completed the acquisition of all of the capital stock in Pacific Dragon.  In July 2009, Yinlong sold all 1,745,000 shares of our common stock to SammiHoldings Limited, a British Virgin Islands company in which Mr. Chang has an 85% equity interest and Ms. Teng owns the remaining 15% equity interest.

Director Independence

Four of our directors, Messrs. Dai, Bennett, Zhang and Law, have been determined to be independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent.

Item 13	Principal Accounting Fees and Services.

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

Fees for the fiscal years ended December 31, 2009 and 2008

Audit Fees.   Crowe Horwath LLP was paid aggregate fees of approximately $160,000 and $150,000 for the audit of our annual financial statements for the fiscal year ended December 31, 2009 and 2008 respectively  Crowe Horwath LLP was paid aggregate fees of approximately $45,000 for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009, and September 30, 2009.  Grobstein, Horwath & Company LLP was paid aggregate fees of approximately $50,000 for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008, and September 30, 2008.

Audit-Related Fees.  None

Tax Fees.          None.

All Other Fees.   The aggregate fees billed in the fiscal years ended December 31, 2009 and 2008 for products and services provided by the principal accountant for the relevant fiscal year, other than services reported above under other captions of this Item 14 are $5,000 and $5,500, respectively.

As provided for in our Audit Committee charter, the Audit Committee pre-approves all audit and non-audit services by the independent auditors as required by applicable law and the rules of any securities exchange upon which our securities may be listed.

PART IV

Item 14	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
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

3.2	Articles of Association of China Tailong Holdings Company Limited (incorporated by reference to Exhibit 4.2 in our current report on Form 8-K filed on February 3, 2005, as amended).
3.3	Articles of Association of Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 4.3 in our current report on Form 8-K filed on February 3, 2005, as amended).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).
3.5*	Certificate of Amendment of to our Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix C of our Information Statement on Schedule 14C filed on November 11, 2009).
3.6	Certificate Of Amendment to our Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix C of our Information Statement on Schedule 14C filed on January 8, 2010).
4.1
Form of Registration Right Agreement, dated June 29, 2007, by and among us, Securities Transfer Corporation and the Investors (incorporated by reference to Exhibit 4 in registration statement on our Form S-1/A filed on October 19, 2007).

4.2	Common Stock Purchase Warrant, dated July 5, 2007, issued to Roth Capital Partner, LLC. (incorporated by reference to Exhibit 4.1 in our registration statement on Form S-1 filed on August 20, 2007).
10.1	Lease Agreement, dated December 30, 2003, by and between Pacific Dragon Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd. (1)
10.2	Amendment to the Lease Agreement, dated June 28, 2005, by and between Pacific Dragon Fertilizers Co., Ltd. and Yinglong Industrial Co., Ltd. (1)
10.3	License Agreement, dated January 6, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (1)
10.4	License Agreement, dated July 5, 2007, by and between Yu Chang and Pacific Dragon Fertilizers Co., Ltd. (4)
10.5	Supplier contracts dated October 14, 2008, by and between China Agritech, Inc. and Sinochem Fertilizer Co., Ltd. (6)
10.6	Employment Agreement, dated October 17, 2008, by and between China Agritech, Inc. and Mr. Yau-Sing Tang (7)

Exhibit No.	Description
10.7	Independent Director’s Contract, dated September 24, 2008, by and between China Agritech, Inc. and Mr. Lun Zhang Dai (7)
10.8	Independent Director’s Contract, dated September 24, 2008, by and between China Agritech, Inc. and Mr. Hai Lin Zhang (7)
10.9	Independent Director’s Contract, dated September 24, 2008, by and between China Agritech, Inc. and Mr. Gene Michael Bennett (7)
10.10	Form of Share Purchase Agreement, dated February 12, 2009, among Yinlong Industrial Co. Ltd., Tailong Holdings Company Limited and Pacific Dragon Fertilizer Co. Ltd. (8)
10.11
Form of Supplemental Share Purchase Agreement, dated February 12, 2009, among Yinlong Industrial Co. Ltd., Tailong Holdings Company Limited, Pacific Dragon Fertilizer Co. Ltd., Yu Chang and Xiao Rong Teng  (8)

10.12	Amendment to Supplemental Share Purchase Agreement, dated May 15, 2009, by and among Yinlong, Tailong, Pacific Dragon and the Company (9).
10.13	China Agritech Inc. 2008 Equity Incentive Plan (10)
10.14	Employment Agreement, dated March 18, 2009, between Ming Fang Zhu and China Agritech, Inc. (11)
10.15	Employment Agreement, dated May 1, 2009, between Ling Xiao Dai and China Agritech, Inc. (11)
10.16	Industrial Product Purchase Contract, dated December 2, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Beijing Zhongxin Chemical Development Company (11)
10.17	Industrial Product Purchase Contract, dated December 5, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Harbin Hai Heng Chemical Distribution Co., Ltd. (11)
10.18	Industrial Product Purchase Contract, dated December 8, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Shenzhen Hongchou Technology Company (11)
10.19	WangZou Center Lease Agreement, dated November 21, 2008, between Li Hua and China Tailong Holdings Company Limited (11)
10.20	Plant Lease Agreement, dated June 4, 2007, between ZhongYun Instrument Sales Limited, High-Tech Industrial Development Zone, Urumqi and Beijing Agritech Fertilizer Limited, Xinjiang Branch (11)
10.21	Plant Lease Agreement, dated July 13, 2006, between Beijing Xinggu Investing Center and Beijing Agritech Fertilizer Limited (11)
10.22	Plant Lease Agreement, dated May 18, 2006, between Management Committee of Bengbu Industrial Park of Anhui Water Resources Development Co., Ltd. and Anhui Agritech Agriculture Development Limited (11)
10.23	Plant Lease Agreement, dated April 1, 2007, between Sanheshiye Development Company Juilongpo District Chongqing and Beijing Agritech Fertilizer Limited, Chongqing Branch (11)
10.24	Plant Lease Agreement, dated December 30, 2007, between Xinggu Economic Development Zone Administration Committee and Beijing Agritech Fertilizer Limited (11)
10.25	Office Building Lease Agreement, dated February 1, 2007, between Xiao Rong Teng and Beijing Agritech Fertilizer Limited (11)
10.26	Registration Rights Agreement dated as of October 19, 2009 between China Agritech, Inc. and Investors, Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L.P. (12)
10.27	Securities Purchase Agreement dated as of October 19, 2009 between China Agritech, Inc. and Investors, Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L.P. (12)
10.28	Voting Agreement dated as of October 19, 2009 among China Agritech, Inc. and Investors, Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L. And certain stockholders of China Agritech, Inc. (12)
10.29	Non-Executive Director's Contract, dated December 30, 2009, between China Agritech, Inc. and Ms. Anne Wang (13)
10.30	Independent Director's Contract, dated January 8, 2010, between China Agritech, Inc. and Mr. Charles Law (14)
14	Code of ethics (incorporated by reference to Exhibit 14 in our annual report on Form 10-KSB filed on April 14, 2006)
16.1
Letter from  Grobstein, Horwath & Company LLP regarding change in certifying accountant, dated February 13, 2009  (incorporated by reference to Exhibit 16.1 in our current report on Form 8-K/A filed on February 18, 2009).

16.2
Letter from  Grobstein, Horwath & Company LLP regarding agreement with the disclosures made in the Current Report  on Form 8-K/A, dated March 10, 2009 (incorporated by reference to Exhibit 16.2 in our current report on Form 8-K/A filed on March 10, 2009).

21*	Subsidiaries of the Registrant
23.1*	Consent of Crowe Horwath LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith
(1)	Incorporated by reference to our registration statement on Form SB-2/A (No. 333-126802) filed on April 28, 2006.
(2)	Incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2009.
(3)	Incorporated by reference our Annual Report on Form 10-KSB filed on April 14, 2006.
(4)	Incorporated by reference our registration statement on Form S-1 (No. 333-145562) filed on August 20, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on October 10, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed on October 14, 2008.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on October 24, 2008
(8)	Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2008.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on May 21, 2009
(10)	Incorporated by reference to our registration statement on Form S-8 (No. 33-156407) filed on December 22, 2008
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 14, 2009
(12)	Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2009.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on December 30, 2009.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on January 8, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AGRITECH, INC.

March 31, 2010	By:	/s/ Yu Chang
(Date Signed)		Yu Chang, Chief Executive Officer, President, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Yu Chang	Chief Executive Officer, President, Secretary and Chairman	March 31, 2010
Yu Chang

/s/ Yau Sing Tang	Chief Financial Officer and Controller	March 31, 2010
Yau-Sing Tang

s/ Xiao Rong Teng	Director	March 31, 2010
Xiao Rong Teng

/s/ Gene Michael Bennett	Director	March 31, 2010
Gene Michael Bennett

/s/ Lun Zhang Dai	Director	March 31, 2010
Lun Zhang Dai

/s/ Hai Lin Zhang	Director	March 31, 2010
Hai Lin Zhang

/s/ Charles Law	Director	March 31, 2010
Charles Law

/s/ Zheng Wang	Director	March 31, 2010
Zheng Wang

Exhibit Index

Exhibit No.	Description

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

3.2	Articles of Association of China Tailong Holdings Company Limited (incorporated by reference to Exhibit 4.2 in our current report on Form 8-K filed on February 3, 2005, as amended).

3.3	Articles of Association of Pacific Dragon Fertilizers Co. Ltd. (incorporated by reference to Exhibit 4.3 in our current report on Form 8-K filed on February 3, 2005, as amended).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 in our registration statement on Form SB-2 filed on July 22, 2005, as amended).

3.5*	Certificate of Amendment of to our Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix C of our Information Statement on Schedule 14C filed on November 11, 2009).

3.6	Certificate Of Amendment to our Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix C of our Information Statement on Schedule 14C filed on January 8, 2010).

4.1
Form of Registration Right Agreement, dated June 29, 2007, by and among us, Securities Transfer Corporation and the Investors (incorporated by reference to Exhibit 4 in registration statement on our Form S-1/A filed on October 19, 2007).

4.2	Common Stock Purchase Warrant, dated July 5, 2007, issued to Roth Capital Partner, LLC. (incorporated by reference to Exhibit 4.1 in our registration statement on Form S-1 filed on August 20, 2007).
10.1	Lease Agreement, dated December 30, 2003, by and between Pacific Dragon Fertilizers Co. Ltd. and Yinlong Industrial Co. Ltd. (1)
10.2	Amendment to the Lease Agreement, dated June 28, 2005, by and between Pacific Dragon Fertilizers Co., Ltd. and Yinglong Industrial Co., Ltd. (1)
10.3	License Agreement, dated January 6, 2005, by and between Yu Chang and Pacific Dragon Fertilizers Co. Ltd. (1)
10.4	License Agreement, dated July 5, 2007, by and between Yu Chang and Pacific Dragon Fertilizers Co., Ltd. (4)
10.5	Supplier contracts dated October 14, 2008, by and between China Agritech, Inc. and Sinochem Fertilizer Co., Ltd. (6)
10.6	Employment Agreement, dated October 17, 2008, by and between China Agritech, Inc. and Mr. Yau-Sing Tang (7)

Exhibit No.	Description
10.7	Independent Director’s Contract, dated September 24, 2008, by and between China Agritech, Inc. and Mr. Lun Zhang Dai (7)
10.8	Independent Director’s Contract, dated September 24, 2008, by and between China Agritech, Inc. and Mr. Hai Lin Zhang (7)
10.9	Independent Director’s Contract, dated September 24, 2008, by and between China Agritech, Inc. and Mr. Gene Michael Bennett (7)
10.10	Form of Share Purchase Agreement, dated February 12, 2009, among Yinlong Industrial Co. Ltd., Tailong Holdings Company Limited and Pacific Dragon Fertilizer Co. Ltd. (8)
10.11
Form of Supplemental Share Purchase Agreement, dated February 12, 2009, among Yinlong Industrial Co. Ltd., Tailong Holdings Company Limited, Pacific Dragon Fertilizer Co. Ltd., Yu Chang and Xiao Rong Teng  (8)

10.12	Amendment to Supplemental Share Purchase Agreement, dated May 15, 2009, by and among Yinlong, Tailong, Pacific Dragon and the Company (9).
10.13	China Agritech Inc. 2008 Equity Incentive Plan (10)
10.14	Employment Agreement, dated March 18, 2009, between Ming Fang Zhu and China Agritech, Inc. (11)
10.15	Employment Agreement, dated May 1, 2009, between Ling Xiao Dai and China Agritech, Inc. (11)
10.16	Industrial Product Purchase Contract, dated December 2, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Beijing Zhongxin Chemical Development Company (11)
10.17	Industrial Product Purchase Contract, dated December 5, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Harbin Hai Heng Chemical Distribution Co., Ltd. (11)
10.18	Industrial Product Purchase Contract, dated December 8, 2008, between Pacific Dragon Fertilizer Co., Ltd. and Shenzhen Hongchou Technology Company (11)
10.19	WangZou Center Lease Agreement, dated November 21, 2008, between Li Hua and China Tailong Holdings Company Limited (11)
10.20	Plant Lease Agreement, dated June 4, 2007, between ZhongYun Instrument Sales Limited, High-Tech Industrial Development Zone, Urumqi and Beijing Agritech Fertilizer Limited, Xinjiang Branch (11)
10.21	Plant Lease Agreement, dated July 13, 2006, between Beijing Xinggu Investing Center and Beijing Agritech Fertilizer Limited (11)
10.22	Plant Lease Agreement, dated May 18, 2006, between Management Committee of Bengbu Industrial Park of Anhui Water Resources Development Co., Ltd. and Anhui Agritech Agriculture Development Limited (11)
10.23	Plant Lease Agreement, dated April 1, 2007, between Sanheshiye Development Company Juilongpo District Chongqing and Beijing Agritech Fertilizer Limited, Chongqing Branch (11)
10.24	Plant Lease Agreement, dated December 30, 2007, between Xinggu Economic Development Zone Administration Committee and Beijing Agritech Fertilizer Limited (11)
10.25	Office Building Lease Agreement, dated February 1, 2007, between Xiao Rong Teng and Beijing Agritech Fertilizer Limited (11)
14	Code of ethics (incorporated by reference to Exhibit 14 in our annual report on Form 10-KSB filed on April 14, 2006)
16.1
Letter from Grobstein, Horwath & Company LLP regarding change in certifying accountant, dated February 13, 2009 (incorporated by reference to Exhibit 16.1 in our current report on Form 8-K/A filed on February 18, 2009).

16.2
Letter from Grobstein, Horwath & Company LLP regarding agreement with the disclosures made in the Current Report  on Form 8-K/A, dated March 10, 2009 (incorporated by reference to Exhibit 16.2 in our current report on Form 8-K/A filed on March 10, 2009).

21*	Subsidiaries of the Registrant
23.1*	Consent of Crowe Horwath LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith
(1)	Incorporated by reference to our registration statement on Form SB-2/A (No. 333-126802) filed on April 28, 2006.
(2)	Incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2009.
(3)	Incorporated by reference our Annual Report on Form 10-KSB filed on April 14, 2006.
(4)	Incorporated by reference our registration statement on Form S-1 (No. 333-145562) filed on August 20, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on October 10, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed on October 14, 2008.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on October 24, 2008
(8)	Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2008.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on May 21, 2009
(10)	Incorporated by reference to our registration statement on Form S-8 (No. 33-156407) filed on December 22, 2008
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 14, 2009

 CHINA AGRITECH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of China Agritech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Agritech, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for noncontrolling interests in subsidiaries.  This change was made retrospectively to the 2008 financial statements.

As discussed in Note 3 to the consolidated financial statements, in 2009 the Company adopted guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Sherman Oaks, California
March 31, 2010

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$20,313,089	$11,952,235
Accounts receivable, net	39,256,098	34,773,115
Inventories	6,606,095	6,452,618
Advances to suppliers	25,348,687	10,795,357
Prepayments and other receivables	2,287,220	2,484,346

Total Current Assets	93,811,189	66,457,671
Property, plant and equipment, net	5,980,696	4,496,045
Construction in progress	424,006	961,551
Deposit for equipment	—	749,799
Intangible assets, net	397,507	—

Total Assets	$100,613,398	$72,665,066

LIABILITIES AND STOCKHOLDERS’S EQUITY
Current Liabilities
Accounts payable	$62,616	$3,327,281
Accrued expenses and other payables	1,394,357	221,954
Taxes payable	1,695,665	1,388,897
Warrant liabilities	20,157,869	—

Total Current Liabilities	23,310,507	4,938,132

Commitments and Contingencies (Note 22)

Stockholders’ Equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized, 17,002,542* and 12,351,126* shares issued and outstanding as of December 31, 2009 and 2008	17,003	12,351
Additional paid in capital	34,698,079	26,161,228
Statutory reserves	2,195,818	5,425,407
Accumulated other comprehensive income	5,723,265	5,837,917
Retained earnings	34,668,726	25,361,597

Total China Agritech stockholders’ equity	77,302,891	62,798,500

Noncontrolling Interest	—	4,928,434

Total Equity	77,302,891	67,726,934

Total Liabilities and Stockholders’ Equity	$100,613,398	$72,665,066

*as retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Net revenue	$76,129,839	$45,240,212

Cost of revenue	(47,244,887)	(24,889,387)

Gross profit	28,884,952	20,350,825

Operating expenses:
Selling expenses	(2,638,800)	(2,369,763)
Operating and administrative expenses	(5,289,845)	(4,265,655)

Total operating expenses	(7,928,645)	(6,635,418)

Income from operations	20,956,307	13,715,407

Other income/(expenses):
Other income/(expense), net	(7,225)	(56,165)
Interest income	27,688	91,984
Exchange (loss)/gain, net	(3,788)	231,326
Unrealized loss on derivatives	(9,894,409)	−
Total other income/(expense), net	(9,877,734)	267,145

Income before income taxes	11,078,573	13,982,552

Provision for income taxes	(4,907,474)	(4,151,782)

Net income	6,171,099	9,830,770

Net income attributable to noncontrolling interest	(481,452)	(1,189,029)

Net income attributable to China Agritech stockholders	$5,689,647	$8,641,741

Earnings per share attributable to China Agritech common stockholders*:
- Basic	$0.41	$0.70
- Diluted	$0.40	$0.70

Weighted average shares outstanding*:
- Basic	14,039,152	12,349,808
- Diluted	14,228,943	12,349,808

*as retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Attributable to China Agritech shareholders
	Common stock
	Number of Shares	Amount	Additional paid-in- capital	Statutory reserves	Accumulated Other Comprehensive Income	Retained earnings	Noncontrolling interest	Total

Balance, January 1, 2008	12,351,138	$12,351	$26,148,263	$4,299,653	$2,578,107	$17,845,610	$3,465,724	$54,349,708
Stock-based compensation	—	—	12,965	—	—	—	—	12,965
Comprehensive income:
Net income	—	—	—	—	—	8,641,741	1,189,029	9,830,770
Foreign currency translation adjustment	—	—	—	—	3,259,810	—	273,681	3,533,491
Total comprehensive income								13,364,261
Transfer to statutory reserves	—	—	—	1,125,754	—	(1,125,754)	—	—
Balance, December 31, 2008	12,351,138	12,351	26,161,228	5,425,407	5,837,917	25,361,597	4,928,434	67,726,934
Cumulative effect of change of accounting principle (Note 3)	−	−	(598,581)	−	−	387,893	−	(210,688)
Balance, January 1, 2009 as adjusted	12,351,138	12,351	25,562,647	5,425,407	5,837,917	25,749,490	4,928,434	67,516,246
Comprehensive income:
Net income	—	—	—	—	—	5,689,647	481,452	6,171,099
Foreign currency translation adjustment	—	—	—	—	(114,652)	—	435	(114,217)
Total comprehensive income								6,056,882
Transfer from statutory reserves	—	—	—	(3,229,589)	—	3,229,589	—	—
Acquisition of noncontrolling interest	1,745,000	1,745	4,408,576	—	—	—	(5,410,321)	(1,000,000)
Share-based compensation	—	—	566,807	—	—	—	—	566,807
Stock issued for cash	2,785,536	2,786	2,407,310	—	—	—	—	2,410,096
Cashless exercise of warrants (Note 3)	120,868	121	1,752,739	—	—	—	—	1,752,860
Balance, December 31, 2009	17,002,542	$17,003	$34,698,079	$2,195,818	$5,723,265	$34,668,726	$—	$77,302,891

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net income	$6,171,099	$9,830,770
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	566,807	12,965
Depreciation and amortization of property, plant and equipment	695,703	549,341
Amortization of intangible assets	41,826	—
Bad debts expense	320,960	195,616
Changes in fair value of warrants classified as derivatives	9,894,409	—
Decrease / (Increase) in current assets:
Accounts receivable	(4,858,975)	(11,306,241)
Inventories	(164,082)	(2,638,273)
Advances to suppliers	(14,566,555)	1,668,798
Prepayments and other receivable	185,291	(1,503,874)
(Decrease) / Increase in current liabilities:
Accounts payable	(3,258,407)	3,226,288
Tax payables	308,913	(375,076)
Accrued expenses and other payables	1,127,753	(553,730)
Net cash used in operating activities	(3,535,258)	(893,416)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(881,685)	(951,588)
Acquisition of intangible assets	(439,170)	—
Payment for construction in progress	—	(966,168)
Acquisition of noncontrolling interest	(1,000,000)	—
Restricted cash	—	11,415
Net cash used in investing activities	(2,320,855)	(1,906,341)

Cash flows from financing activities:
Amount held in escrow account	—	2,000,000
Issuance of common stock for cash	2,410,096
Issuance of warrants for cash	11,805,632	—
Net cash provided by financing activities	14,215,728	2,000,000

Effect of exchange rate change on cash and cash equivalents	1,239	910,771

Net increase in cash and cash equivalents	8,360,854	111,014
Cash and cash equivalents, beginning of year	11,952,235	11,841,221

Cash and cash equivalents, end of year	$20,313,089	$11,952,235

Supplement disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$4,481,792	$4,437,384
Noncash Investment and Financing Activity
Acquisition of noncontrolling interest funded by issuance of stock	$4,410,321	$—
Reclassification of warrant liabilities to equity upon cashless exercise of the warrants	$1,752,860	$—
Options issued to directors and officers for services	$566,807	$12,965
Offset of amounts due to/from stockholders	$—	$320,666

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.           ORGANIZATION AND DESCRIPTION OF BUSINESS

China Agritech Inc. (the “Company” or “China Agritech”) is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers, organic granular compound fertilizers and related agricultural products. The Company conducts its business operations primarily through its subsidiaries including Anhui Agritech Agriculture Development Limited (“Anhui Agritech”), Beijing Agritech Fertilizer Ltd. (“Beijing Agritech”), China Tailong Holdings Company Limited (“Tailong”) and Pacific Dragon Fertilizers Co. Ltd. (“Pacific Dragon”). The Company’s revenues are derived from the sale of fertilizers and related agricultural products to customers.

The Company acquired the line of business in which it now operates by entering into a transaction with Tailong and the shareholders of Tailong pursuant to the Reorganization Agreement (defined below) effective February 3, 2005.  The Company was originally incorporated on January 5, 1925, under the laws of the State of Nevada as Argyle Mining Company. The Company changed its name to Argyle Corporation in January 1960, Basic Empire in November 1963, Basic Empire Corp in December 1976 and finally to China Agritech, Inc. in May 2005. On August 10, 2004, the Company changed its corporate domicile from Nevada to Delaware. Throughout its existence, the Company has changed our business model several times, and conducted no substantive business from 1986 until February 2005, when the Company closed the transaction pursuant to the Reorganization Agreement.

On December 25, 2004, the Company, Tailong, and the stockholders of Tailong (the “Tailong Stockholders”) entered into the Agreement and Plan of Reorganization (“Reorganization Agreement”), as amended and such reorganization became effective on February 3, 2005.  The Reorganization Agreement provided for the acquisition by the Company from the Tailong Stockholders of all of the issued and outstanding Tailong shares in exchange for 10,606,158 shares of newly issued restricted common stock of the Company, whereby the Tailong Stockholders obtained control of the Company and as a result, Tailong became a wholly-owned subsidiary of the Company.

As a result of the acquisition of Tailong, the Company took on the business of our operating subsidiaries and became a fertilizer manufacturer and conducted its operations in the People’s Republic of China (the “PRC”) through its wholly-owned subsidiary, Tailong and Tailong’s 90% owned subsidiary, Pacific Dragon.

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

On November 1, 2006, the Company and the stockholders of CAI Investment, Inc (the “CAI stockholders”) entered into an equity transfer agreement whereby the CAI stockholders transferred 100% equity interest in CAI Investment, Inc. (“CAI”) to the Company in exchange for $1,000. CAI holds 100% equity interest in Beijing Agritech.

On December 23, 2008, the Company formed Xinjiang Agritech, a PRC entity. Beijing Agritech and Anhui Agritech hold 75% and 25% of the equity interests, respectively, in Xinjiang Agritech, which engages in the manufacturing and marketing of a series of organic liquid compound fertilizers.

On May 15, 2009, Tailong acquired the remaining 10% of Pacific Dragon in consideration for the cash payment of $1,000,000 and the issuance of 3,490,000 shares of the Company’s common stock. As a result, Pacific Dragon became a wholly foreign-owned enterprise in the PRC and a wholly-owned subsidiary of the Company.

Changes in Capital Structure

On September 8, 2009, the Company effected a reverse split of its common stock on the basis of one share for every four outstanding shares, so that every four outstanding shares of common stock before the reverse stock split was converted into one common stock after the reverse stock split. On February 1, 2010, the Company effected a 2 for 1 forward split of its common stock on the basis of two shares for every one outstanding shares, so that every outstanding share of common stock before the forward stock split was converted into two shares of common stock after the forward stock split. Except as otherwise noted, all references to common share and per common share amounts (including warrant and option shares, shares reserved for issuance and applicable exercise prices) for all periods presented in these consolidated financial statements have been retroactively restated to reflect these reverse and forward splits.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Principles of consolidation

The consolidated financial statements include the accounts of China Agritech and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

b)           Use of estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates, Key sources of the Company’s estimation uncertainty at the balance sheet date, that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next fiscal year, include allowance for doubtful debts, assessment for any inventory writedown, impairment of long-lived assets which are further discussed below.

c)           Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

d)           Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less when purchased, to be cash and cash equivalents.

e)           Accounts receivable and concentration of credit risk

Accounts receivable potentially exposes the Company to concentration of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition, but generally does not require collateral to support such receivables. The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Credit losses have not been significant historically.

f)           Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or with reference to management’s estimates based on prevailing market conditions. The management will write down inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Any inventory writedown calculation requires management to make assumptions to estimate the amount of slow-moving items, which is dependent upon factors such as historical trends, inventory aging, forecasted sales and the general market environment.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

g)          Advances to suppliers

The Company provides advances to certain vendors for purchase of its material. Advancing of funds to vendors is a common practice in China and the Company expects to realize these advances in the form of inventory receipts within a one-year period.

h)          Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Interest incurred during the period of construction, if material, is capitalized. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use. No interest was capitalized during the years ended December 31, 2009 and 2008.

i)           Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation and amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 15 to 20 years for buildings, 5 to 15 years for machinery; 3 to 5 years or shorter of the lease period for leasehold improvement, 5 to 10 years for office equipment; and 5 to 8 years for motor vehicles.

j)           Intangible assets

The Company’s intangible assets represent the cost incurred to acquire the license for manufacture and sale of certain fertilizer products in the PRC. The Company accounts for intangible assets pursuant to ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives are amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Accordingly, the Company amortizes the license for fertilizer products using the straight-line method over 7 years.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

k)           Impairment

The Company applies the provisions of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets Subsections” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), issued by the Financial Accounting Standards Board (“FASB”). ASC Impairment or Disposal of Long-Lived Assets Subsections require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets for the years ended December 31, 2009 and 2008.

l)           Revenue recognition

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectibility is reasonably assured.

The Company’s revenue consists of the invoiced value of goods, net of value-added tax (“VAT”).

m)          Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2009 and 2008 were $673,267 and $646,242, respectively.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

n)           Shipping and handling

The Company classifies shipping cost under selling expenses. Shipping costs for the year ended December 31, 2009 and 2008 were $1,037,499 and $720,401, respectively

o)          Income taxes

The Company accounts for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company evaluates its uncertain tax positions following the provisions of ASC 740-10 (formerly FIN 48, “Accounting for Uncertainty in Income Taxes”), and prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. ASC 740-10 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

p)          Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The functional currency of the Company and its PRC operating subsidiaries is the Renminbi (“RMB”). The Company’s PRC operating subsidiaries maintain their books and records in RMB, which is their functional currency, being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into U.S. dollars in accordance with ASC 830-10 (formerly SFAS No. 52, “Foreign Currency Translation.”) According to ASC 830-10, all assets and liabilities are translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220-10 (formerly SFAS No. 130, “Reporting Comprehensive Income,”) as a component of stockholders’ equity.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

q)          Fair values of financial instruments

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

r)           Earning per share (EPS)

Earnings per share is calculated in accordance with ASC 260-10 (formerly SFAS No. 128, “Earnings per share.”) Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive warrant and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

On September 8, 2009, the Company effected a 1-for-4 reverse split of its common stock.  On February 1, 2010, the Company effected a 2-for-1 forward split of its common stock. The weighted average number of shares for the purposes of calculating the earnings per share has been retroactively adjusted as if the reverse split and the forward split had taken effect as of the beginning of the earliest period presented.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2009	2008
Income available to common stockholders for calculation of basic and diluted EPS	$5,689,647	$8,641,741

Weighted average number of shares:
- Basic	14,039,152	12,349,808
- Effect of dilutive securities – options and warrants	189,791	–
- Diluted	14,228,943	12,349,808

The dilutive earnings per share computation for 2009 and 2008 excludes options and warrants to purchase up to 25,000 shares and 269,460 shares of common stock, respectively because their effects were anti-dilutive.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

s)           Segment reporting

The Company follows FASB ASC 280-10, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. During the years ended December 31, 2009 and 2008, the Company operated and managed its business in one operating business segment.

t)           Statement of cash flows

In accordance with ASC 230-10 (formerly SFAS No. 95, “Statement of Cash Flows,”), cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheets.

u)          Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with ASC 718-10 (formerly SFAS No. 123R “Share-Based Payment”) and measures the cost of services received as consideration for equity instruments issued or liabilities incurred in share-based compensation transactions based on the grant-date fair value of the equity instruments issued or the liabilities settled, net of any amount that an employee pays for that instrument when it is granted. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the compensation cost recognized for any date must at least equal the portion of the grant-date value of the award that is vested at that date. No compensation cost is recognized for awards that do not vest (i.e. awards for which the requisite service is not rendered). If an award is cancelled, any previously unrecognized compensation cost is recognized immediately at the cancellation date. However, if the cancellation is accompanied by the concurrent grant of a replacement award, an incremental compensation cost is recognized and measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

v)          Recent Accounting Pronouncements

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

Effective January 1, 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Consolidated Financial Statements.

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

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement.  The presentation and disclosure requirements of the ASC Topics have been applied retrospectively for all periods presented in the accompanying consolidated balance sheets, statements of operations and statements of cash flows. The adoption of this pronouncement resulted in a change in the description and presentation of “minority interest” to “non-controlling interest,”. However there was no impact on the Company’s financial condition or net income (loss) attributable to stockholders for any periods presented.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

v)          Recent Accounting Pronouncements – continued

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

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The Company will apply ASC 805-20 to any business combination subsequent to adoption.

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

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company adopted these disclosure requirements in the fourth quarter of 2009. The adoption of these disclosure requirements did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2009, the FASB issued ASC Update No. 2009-05 (“Update 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, “Fair Value Measurements”).  The Company adopted Update 2009-05 in the fourth quarter of 2009.  The adoption of this Update did not have a material impact on the Company’s Consolidated Financial Statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

w)          New Accounting Pronouncement to be Adopted

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

In October 2009, the FASB concurrently issued the following ASC Updates:

•            ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•            ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

w)          New Accounting Pronouncement to be Adopted – continued

ASU No. 2009-13 and 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  It is expected the adoption of these ASC Updates will not have a material impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB also issued ASU No. 2009-15—Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends ASC 470-20, Debt with Conversion and Other Options, to provide accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 (i.e. the Company’s fiscal 2010) with retrospective application required. It is expected the adoption of this ASC Update will have no material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued the following ASC Updates:

•            ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

•            ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

•            ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.           FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	December 31,	Using Inputs
Description	2009	Level 1	Level 2	Level 3

Warrant Liability	$20,157,869	$—	$20,157,869	$—
Total	$20,157,869	$—	$20,157,869	$—

There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2009 and 2008.

The carrying values of cash and cash equivalents, trade and other receivables, trade and other payables approximate their fair values due to the short maturities of these instruments.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.          FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

Derivative Instruments – Warrants

The Company’s only derivative instruments are warrants, the exercise price of which are denominated in a currency other than the Company’s functional currency, as follows:

▪	194,460 warrants (“2007 Warrants”) exercisable at $5.40 per share, that were issued in 2007 and fully exercised during the year ended December 31, 2009;
▪
1,857,024 warrants (“2009 Warrants”) exercisable at approximately $5.38 per share (see also Note 16) at any time during the period from April 19, 2010 through April 19, 2012, that were issued in October 2009.

Effective January 1, 2009, the Company adopted the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8 (formerly EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”). ASC 815-40-15-5 through 815-40-15-8 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined in ASC paragraph 815-10-15-83 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”) and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

As a result of adopting ASC 815-40-15 through 815-40-15-8, the 2007 Warrants outstanding at January 1, 2009 previously treated as equity pursuant to the scope exception in ASC 815-10-15-74 (formerly paragraph 11(a) of SFAS No. 133) were no longer afforded equity treatment. As such, as of January 1, 2009, the Company reclassified the fair value of these 194,460 warrants from equity to liability as if these warrants had been treated as a derivative liability since their date of issue. On January 1, 2009, the Company recognized a cumulative-effect adjustment of $210,688, whereby $387,893 was reclassified to beginning retained earnings and $598,581 from additional paid-in capital, to recognize the fair value of the 2007 Warrants as warrant liability on such date.

Both 2007 Warrants and 2009 Warrants are not considered indexed to the Company’s own stock and have been recorded at their fair value as derivative liabilities. In addition, they do not qualify for hedge accounting, and as such, all changes in the fair value of these warrants have been recognized as other income or expenses. These warrants will continue to be reported as liability until such time as they are exercised or expire.

The Company estimates the fair value of the 2007 Warrants and the 2009 Warrants using the Black-Scholes option pricing model based on the following assumptions:

	2009 Warrants		2007 Warrants
	December 31, 2009	October 19, 2009 (date of issuance)	December 22, 2009 (date of exercise)	January 1, 2009	July 5, 2007 (date of issuance)
Exercise price (per share):	$5.38	$5.38	$5.40	$5.40	$5.40
Remaining contractual life (years):	2.3	2.5	2.53	3.51	5
Dividend yield:	−	−	−	−	−
Expected volatility (based on historical volatility):	112.21%	107.29%	110.12%	97.93%	41.80%
Risk-free interest rate:	1.29%	1.22%	1.20%	1.11%	4.92%
Estimated fair value (per share):	$10.855	$6.357	$9.014	$1.083	$3.078

The risk-free interest rate reflects the interest rate for U.S. Treasury Note with similar time-to-maturity to those of the warrants.

On December 22, 2009, the 2007 Warrants were fully exercised by cashless exercise. Accordingly, the Company reclassified the 2007 Warrants at their aggregate fair value of $1,752,860 at the date of exercise to equity.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of December 31,
	2009	2008
Accounts receivable	$40,025,063	$35,221,721
Less: Allowance for doubtful accounts	(768,965)	(448,606)
	$39,256,098	$34,773,115

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	Year Ended December 31,
	2009	2008
Balance at the beginning of the year	$448,606	227,981
Provision during the year	320,359	220,625
Balance at the end of the year	$768,965	$448,606

5.	INVENTORIES

Inventories consist of the following:

	As of December, 31
	2009	2008
Raw Materials	$4,166,380	$4,941,787
Packing Materials	$85,342	107,053
Finished goods	2,354,373	1,403,778
	$6,606,095	$6,452,618

6.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables primarily include prepaid rent, prepaid advertising and advanced travel expenses to employees.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2009	2008
Building	$1,060,298	$	−
Manufacturing machinery	5,840,901		4,735,761
Leasehold improvements	440,092		439,341
Office equipment	223,298		220,031
Motor vehicles	629,587		619,149
	8,194,176		6,014,282
Less: Accumulated depreciation and amortization	(2,213,480)		(1,518,237)
Net book value	$5,980,696		$4,496,045

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $695,703 and $548,571, respectively.

8.	CONSTRUCTION IN PROGRESS

The construction in progress consists of property and equipment for the organic granular compound fertilizer plants in Harbin.

9.	DEPOSIT FOR EQUIPMENT

Deposit for equipment consists of advances to the supplier for the purchase of machinery for granular organic fertilizer plant.

10.	INTANGIBLE ASSETS

Intangible assets consist of the following:
	As of December 31,
	2009	2008
License for manufacture and sale of fertilizer products	$440,100	$–
Less: Accumulated amortization	(42,593)	–
Net book balue	$397,507	$–

Amortization expense for the year ended December 31, 2009 was $41,826 . The annual estimated amortization expense for the above intangible assets for each of the next five years from December 31, 2009 is $62,764.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:
	As of December, 31
	2009	2008
License for manufacture and sale of fertilizer products	$439,028	$105,924
Less: Accumulated amortization	955,329	116,030
	$1,394,357	$221,954

12.	TAXES PAYABLE

Taxes payable consist of the following:
	As of December 31,
	2009	2008
Income tax payable	$1,281,775	$857,324
Value added tax payable	397,118	529,313
Others	16,772	2,260
	$1,695,665	$1,388,897

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

13.	INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

The Company’s operating subsidiaries are subject to PRC enterprise income tax (“EIT”).  Before January 1, 2008, the PRC EIT rate was generally 33%. In March 2007, the PRC government enacted a new PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated related regulation, Implementation Regulations for the PRC Enterprise Income Tax Law. The New EIT Law and Implementation Regulations became effective from January 1, 2008. The New EIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Beijing Agritech and Anhui Agritech as wholly foreign-owned enterprises have continued to be entitled to tax exemption for the two years ended December 31, 2008 and 2008 and a 50% reduction on its EIT rate for the ensuing three years ended December 31, 2010 through 2012.

The provision for income taxes for the year ended December 31, 2009 and 2008 consisted of the following:
	2009	2008
Provision for current income tax – China	$4,907,474	$4,151,782

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008 respectively:
	2009	2008
Tax at PRC statutory rate	25%	25%
Non-deductible expenses	26%	5%
Tax holiday	(7)%	–
Effective tax rate	44%	30%

Non-deductible expenses for the year ended December 31, 2009 primarily consist of the change in fair value of warrants classified as derivative of $9,894,409, share-based compensation expense of $566,807 and others.

The effect of the tax holiday of Beijing Agritech and Anhui Agritech amounted to $871,259 and $nil for the years ended December 31, 2009 and 2008, equivalent to basic earnings per share of $0.06 and $nil, respectively, and diluted earnings per share amount of $0.06 and $nil, respectively.

As of December 31, 2009 and 2008, the Company did not have any significant temporary differences and carryforwards that may result in deferred tax.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

13.	INCOME TAXES – CONTINUED

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of December 31, 2009 and 2008. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, there was no interest and penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

The New EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company has not provided for income taxes on accumulated earnings of its PRC subsidiaries as of December 31, 2009 or 2008 since these earnings, which amounted to approximately $54.6 million as of December 31, 2009,  are intended to be reinvested indefinitely in the overseas jurisdictions. If undistributed earnings relating to operations domiciled in the PRC were to be remitted to the Company, additional taxes, including the withholding tax discussed above, might result. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2007 through 2009 are open to examination by the PRC state and local tax authorities.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

14.	RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing January 1, 2002, the Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 8% of his/her basic salary. For the years ended December 31, 2009 and 2008, contributions made by the Company were approximately $34,789 and $43,871, respectively.

15.	NONCONTROLLING INTEREST

Noncontrolling interest as of December 31, 2008 represented 10% ownership interest held by a noncontrolling shareholder, Yinlong Industrial Co., Ltd., a related party of the Company, in Pacific Dragon.

On February 12, 2009, Tailong entered into a share purchase agreement with Pacific Dragon and Yinlong and a supplemental purchase agreement among Yinlong, Pacific Dragon, Mr. Yu Chang and Ms. Xiao Rong Teng pursuant to which Tailong agreed to acquire Yinlong’s 10% interest in Pacific Dragon for a cash payment of $1,000,000 and issuance of 1,745,000 shares (as retroactively adjusted the 1-for-4 reverse split on September 8, 2009 and the 2-for-1 forward split on February 1, 2010) of the Company’s common stock in the Company.  On the same date, Tailong completed the acquisition and Pacific Dragon has since become a wholly-owned subsidiary of the Company.

According to the requirements in ASC 810-45-23 (formerly paragraphs 32 to 34 of SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”), the Company’s change in the ownership interest in Pacific Dragon was accounted for as equity transactions.  The noncontrolling interest in Pacific Dragon had a carrying amount of $5,410,321 at the date of acquisition. Accordingly, the difference of $4,408,576, between the carrying amount of the noncontrolling interest and the aggregate value consisting of $1,000,000 in cash and 1,745,000 shares of common stock of $0.001 par each, was credited to additional paid-in capital.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

16.	COMMON STOCK AND WARRANTS

Private Placement

Pursuant to a securities purchase agreement dated October 19, 2009 (the “Securities Purchase Agreement”), the Company issued (i) an aggregate of 2,785,536 (as retroactively adjusted for the 2-for-1 forward split on February 1, 2010) shares of common stock (the “Investor Shares”) and (ii) warrants (the “2009 Warrant”) to purchase up to an aggregate of 1,857,024 shares of common stock (the “Warrant Shares”) retroactively adjusted for the 2 for 1 forward split on February 1, 2010) at an initial exercise price of approximately $5.38 per share (as retroactively adjusted for the 2-for-1 forward split on February 1, 2010), subject to adjustment, to Carlyle Asia Growth Partners IV, L.P. and CAGP IV Co-Investment, L.P. (collectively, the “Carlyle Investors”) for a purchase price of $15,000,000 (the “Private Placement”). Under the Securities Purchase Agreement, the Company was obligated to issue up to 7,000,000 shares of common stock (the “Make-Good Shares”) to the Carlyle Investors in the event that the Company would fail to meet a predetermined net income target of $11.5 million for the fiscal year 2009, where such net income has been defined to exclude any extraordinary transactions and to be increased by any non-cash charges incurred as a result of the Private Placement including changes in fair value of warrants classified as derivatives, and reasonable expenses incurred in connection with any public offering of the Company’s securities

In connection with the Private Placement, the Company granted the Carlyle Investors a one-year right of participation in future offerings by the Company of shares of its common stock, debt or equity securities convertible, exercisable or exchangeable into common stock, or debt securities. The right of participation was granted individually, on a pro rata basis based upon each investor’s original subscription amount, and collectively no less than $5 million and no more than $10 million. In addition, we granted the Carlyle Investors the right to collectively designate one person to serve as a member of the Company’s board of directors. On December 23, 2009, the Company appointed Carlyle’s designee, Zheng “Anne” Wang, to serve as a member of its Board of directors.

Common Stock Purchase Warrants

The 2009 Warrants are exercisable at any time from April 19, 2010 through April 19, 2012 at an exercise price equal to (i) $15,000,000 divided by the sum of (A) 2,785,536 plus (B) the aggregate number of additional shares (“Additional Shares”) that the Company would be obligated to issue to the Carlyle Investors if the Company failed to meet a predetermined net income target of $11.5 million for the fiscal year 2009, where such net income has been defined to exclude any extraordinary transactions and to be increased by any non-cash charges incurred as a result of the Private Placement including changes in fair value of warrants classified as derivatives, and reasonable expenses incurred in connection with any public offering of the Company’s securities. The Company has met the net income target for 2009 and hence, the exercise price of the 2009 Warrants has fixed at approximately $5.38 per share, subject to customary adjustment provisions for stock dividends and split, merger or consolidation or similar corporate events.

In connection with a private placement which occurred on July 5, 2007, the Company granted the private placement consultant with warrants to purchase up to 194,460 (as retroactively adjusted for the 1-for-4 reverse split on September 8, 2009 and the 2-for-1 forward split on February 1, 2010) shares of its common stock. These warrants vested immediately and have an exercise price of $5.40 per share (as retroactively adjusted for the 1-for-4 reverse split on September 8, 2009 and the 2-for-1 forward split on February 1, 2010). These warrants were fully exercised during the year ended December 31, 2009.

As discussed in Note 3, the 2009 and 2007 Warrants are not considered indexed to the Company’s own stock and have been accounted for as derivative liabilities.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

16.	COMMON STOCK AND WARRANTS – CONTINUED

A summary of the warrants activity as of December 31, 2009, and changes during the year then ended is presented below:
	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Outstanding at December 31, 2008*	194,460	$5.40	3.50	194,460	$5.40	3.50
Issued*	1,857,024	5.38	2.50	1,857,024	$5.38	2.50
Forfeited	−	−	−	−	−	−
Exercised by cashless exercise	(194,460)	5.40	−	−	−	−
Outstanding at December 31, 2009	1,857,024	$5.38	2.50	1,857,024	$5.38	2.50

*as retroactively adjusted for the 1-for-4 reverse split on September 8, 2009 and the 2-for-1 forward split on February 1, 2010.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

17.	STOCK OPTIONS

The Company has adopted the 2008 Equity Incentive Plan (the “Plan”), which is shareholder-approved, permits the grant of options, stock appreciation rights, restricted stock, restricted stock units, and other share-based awards as the administrator of the Plan (“Administrator”) may determine to the Company’s employees, directors and consultants. Up to one million eight hundred thousand (1,800,000) shares (as retroactively adjusted the 1-for-4 reverse split on September 8, 2009 and the 2-for-1 forward split on February 1, 2010) of the Company’s stock are available for issuance under the Plan. The Company believes the Plan will promote the success of the Company’s business, advance the interests of the Company, and attract and retain the best available personnel for positions of substantial responsibility. The exercise price per share with respect to the Plan will be determined by the Administrator provided that the exercise price per share cannot be less than the fair market value of a share on the grant date and the Administrator shall establish and set forth in the Award Agreement the times, installments or conditions upon which the option, stock appreciation rights, restricted stock, restricted stock units, and other share-based awards shall vest and become exercisable, which may include, among other things, the achievement of the Company-wide, business unit, and individual goals (including, but not limited to continued employment or services).

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options may have varying vesting periods among different grantees and vest in accordance with the terms of the agreements entered into by the Company and the option grantees. Options granted by the Company generally have 5-year contractual terms.

The compensation cost that has been charged against income resulting from the options granted under the Plan was $566,807 and $12,965 for the years ended December 31, 2009 and 2008, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock, and reflect the assumption that the historical volatilities are indicative of future trends, which may not necessarily be the actual outcome. Expected term of each option award represents the period of time that options granted are expected to be outstanding and is estimated based on the historical exercise behavior of separate groups of employees or officers. The risk-free rate reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the options.

	2009	2008
Expected term (year)	0.33	1
Expected volatility	116%	99%
Weighted-average volatility	116%	99%
Expected dividend yield	0%	0%
Risk-free rate	0.08%	1.34%

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

17.	STOCK OPTIONS – CONTINUED

	Underlying shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant-Date Fair Value (per share)	Aggregate Intrinsic Value
Outstanding at January 1, 2008*	25,000	$7.00
Granted*	50,000	$4.00		$0.26
Exercised	—
Outstanding at December 31, 2008*	75,000	$5.00	3.99 years
Granted*	492,500	$11.88		$1.177
Cancelled*	(50,000)	$4.00
Exercised	—
Outstanding at December 31, 2009*	517,500	$11.64	4.80 years		$1,207,863
Exercisable at December 31, 2009*	279,500	$11.40	4.65 years		$718,773

*  as retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

As of December 31, 2009, there was $545,009 of total unrecognized compensation cost related to non-vested options under the Plan. That cost is expected to be recognized over a weighted average period of 2 years. That total fair value of options vested during the years ended December 31, 2009 and 2008 was $566,807 and $12,965, respectively.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

18.	STATUTORY RESERVES

The Company’s subsidiaries incorporated in the PRC is required on an annual basis to make appropriations of retained earnings set at certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”). Accordingly, the Company must make appropriations to (i) general reserve and (ii) enterprise expansion fund in accordance with the Law of the PRC on Enterprises Operated Exclusively with Foreign Capital.

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of the registered capital whereas enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand the production and operation; it also may be used for increasing the registered capital.

Appropriations to these funds are classified in the consolidated balance sheets as statutory reserves. During the year ended December 31, 2008, the Company made total appropriations of $1,125,754 from retained earnings to these statutory reserves. During the year ended December 31, 2009, the Company transferred $3,229,589 from statutory reserves to retained earnings, which represented the appropriations in excess of 50% of the registered capital of the Company’s PRC subsidiaries.

There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company has not done so.

19.	RELATED PARTY TRANSACTIONS

On January 6, 2005, the Company’s subsidiary Pacific Dragon entered into a license agreement with Mr. Yu Chang, our Chairman, Chief Executive Officer and President. Under this license agreement, Mr. Chang granted an exclusive license to Pacific Dragon for the use of certain know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. The Company continues to refine the manufacturing know-how of the product at its expense. In order to translate such know-how to practicable applications in commercial production, the Company has continued to develop the manufacturing know-how of the product at its expense. The Company considers that the know-how would have had an insignificant value without the Company’s development initiatives. On December 3, 2005, Mr. Chang and Pacific Dragon entered into another license agreement pursuant to which the term of the license was extended to a permanent license. In accordance with the Securities Purchase Agreement, dated June 29, 2007, among the Company, Mr. Chang, and the investors named therein, an additional license agreement was entered into for this know-how between Mr. Chang and Pacific Dragon, confirming that the license has been extended until December 31, 2011.

Pacific Dragon has entered into a tenancy agreement with a related party, Yinlong Industrial Co. Ltd. (“Yinlong”), the former minority shareholder previously holding 10% equity interest in Pacific Dragon, to lease two factory plants and one office building with a total floor area of 7,018 sq. meters for a term of 10 years from January 1, 2004 to January 1, 2014 at an annual rent of RMB 1,200,000 (equivalent to $144,578). The tenancy agreement was revised by increasing the annual rent to RMB 3,600,000 (equivalent to $518,940) effective from July 1, 2005. Yinlong is owned and controlled by Mr. Yu Chang and Ms. Xiaorong Teng, who are both directors of the Company.

On July 2, 2007, Beijing Agritech entered into a tenancy agreement with Ms. Xiaorong Teng (a director of the Company) to lease an office with a total floor area of 780 sq. meters for a term of 5 years from February 1, 2007 to February 1, 2012 at an annual rent of RMB492,000 (equivalent to approximately $70,922) effective from July 2, 2007.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

20.	RISK ARISING FROM OPERATIONS IN FOREIGN COUNTRIES

The Company’s operations are all carried out within the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

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

21.	RISK OF CONCENTRATIONS

There were no individual customers which accounted for 10% or more of the Company’s net revenue for the year ended December 31, 2009 or 2008.

Four suppliers provided approximately 63% of the Company’s dollar value of raw materials for the year ended December 31, 2009, with each individually accounting for approximately 18%, 17%, 15% and 13%, respectively. Four suppliers provided approximately 68% of the Company’s raw materials for the year ended December 31, 2008, with each individually accounting for approximately 33%, 12%, 12% and 11%, respectively.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

22.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company incurred rent expense of $1,134,047 and $888,460 related to the leases with related parties disclosed in Note 19 for the years ended December 31, 2009 and 2008, respectively. The Company’s commitments for minimum lease payment under these operating leases for the next five years after December 31, 2009 are as follows:

Year ending December 31,
- 2010	$897,781
- 2011	846,486
- 2012	698,583
- 2013	593,313
- 2014	30,307
- Thereafter	72,585
$3,139,055

Registration rights arrangement

In connection with the Private Placement transaction completed in October 2009 (see Note 16), the Company entered into a registration rights agreement, pursuant to which the Company agreed to prepare and file a registration statement covering the resale of the Investor Shares and Warrant Shares, and in the event they are issued, the Make-Good Shares and the Additional Shares (collectively, the “Registrable Securities”) no later than January 31, 2010. On February 1, 2010, the Company agreed with the Carlyle Investors to extend the deadline for filing such registration statement until March 15, 2010, thereby extending the deadline for the effectiveness of such registration statement until 120 days from March 15, 2010.

Any liquidated damage under the registration rights agreement is calculated as 1.5% of the aggregate purchase price paid by the holders of the Registrable Securities pursuant to the Securities Purchase Agreement for any unregistered Registrable Securities then held by such holders.

On March 12, 2010, the Company filed a registration statement covering 2,785,536 shares of common stock, which satisfies certain of the Company’s obligations under the registration rights agreement. The Company considers that it is not probable the Company would be required to pay any liquidated damage under the registration rights agreement and has not made any provision as of December 31, 2009.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

23.	SEGMENT AND ENTITY-WIDE INFORMATION

The Company operates in one business segment, manufacturing and sale of organic fertilizer products. The Company also operates only in one geographical segment – China, as all of the Company’s products are sold to customers located in China and the Company’s long-lived assets are located in China.

The Company’s major product categories are (i) organic liquid fertilizers, and (ii) organic granular fertilizers. The sale of granular fertilizers was officially launched in the second quarter of fiscal year 2009.

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Year ended December 31,
	2009	2008
Net revenue from unaffiliated customers:
Organic liquid fertilizers	$47,166,707	$41,157,884
Organic granular fertilizers	28,963,132	4,082,328
Total	$76,129,839	$45,240,212
Gross profit:
Organic liquid fertilizers	$23,239,303	$19,424,805
Organic granular fertilizers	5,645,649	926,020
Total	$28,884,952	$20,350,825

24.	RESTRICTED NET ASSETS

The Company’s operations are primarily conducted through its PRC subsidiaries, which may only pay dividend out of their retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 18).

In addition, the Company’s businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiaries to transfer their net assets to the Company through loans, advances or cash dividends, which consisted of paid-up capital, retained earnings and statutory reserves and which aggregate amount of approximately $84 million as of December 31, 2009 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009

PARENT COMPANY FINANCIAL INFORMATION OF CHINA AGRITECH

Condensed Balance Sheet

	As of December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$8,087,056	$3,158,513
Other current assets	4,667	−
Total current assets	8,091,723	3,158,513
Investments in subsidiaries	89,749,370	60,064,117
Total assets	$97,841,093	$63,222,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other payables	$380,333	$424,130
Warrant liabilities	20,157,869	–
Total liabilities	20,538,202	424,130

Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; non issued	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized;
17,002,542* and 12,351,126* shares issued and outstanding	17,003	12,351
Additional paid-in capital	34,698,079	26,161,228
Retained earnings	36,864,544	30,787,004
Accumulated other comprehensive income	5,723,265	5,837,917
Total shareholders’ equity	77,302,891	62,798,500
Total liabilities and stockholders’ equity	$97,841,093	$63,222,630

*Retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009

PARENT COMPANY FINANCIAL INFORMATION OF CHINA AGRITECH – CONTINUED

Condensed Statement of Income

	Year ended December 31,
	2009	2008

Administrative expenses	$(2,086,959)	$(1,086,374)
Other income (expenses):
Changes in fair value of warrants	(9,894,409)	−
Other	88	61,952
Income tax	–	–
Equity in income of subsidiaries	17,670,927	9,666,163
Net income	$5,689,647	$8,641,741

Condensed Statement of Cash Flows

	Year ended December 31,
	2009	2008

Net cash used in operating activities	$(1,568,528)	$(939,321)
Net cash used in investing activities	(7,718,657)	(3,989,128)
Net cash provided by financing activities	14,215,728	2,000,000
Cash and cash equivalents, beginning of year	3,158,513	6,086,962
Cash and cash equivalents, end of year	$8,087,056	$3,158,513

Note to Condensed Parent Company Financial Information:

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC Topic 323, “Investments – Equity Method and Joint Ventures”. Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2009 and 2008, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.