Form 10-Q
period 2010-03-31
CHINA AGRITECH INC
filed 2010-05-10
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	18,909,219

PART I: FINANCIAL STATEMENTS

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$28,670,837	$20,313,089
Accounts receivable, net	43,341,716	39,256,098
Inventories	13,607,662	6,606,095
Advances to suppliers	12,889,971	25,348,687
Prepayments and other receivables	2,864,593	2,287,220
Total Current Assets	101,374,779	93,811,189

Property, plant and equipment, net	5,836,267	5,980,696
Construction in progress	424,128	424,006
Intangible assets, net	381,926	397,507

Total Assets	$108,017,100	$100,613,398

LIABILITIES AND STOCKHOLDERS’S EQUITY
Current Liabilities
Accounts payable	$4,014,855	$62,616
Accrued expenses and other payables	1,603,498	1,394,357
Warrant liabilities	29,635,346	20,157,869
Taxes payable	1,616,406	1,695,665

Total Current Liabilities	36,870,105	23,310,507

Stockholders’ Equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized, 17,002,542* shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	17,003	17,003
Additional paid in capital	34,853,025	34,698,079
Statutory reserves	2,195,818	2,195,818
Accumulated other comprehensive income	5,777,832	5,723,265
Retained earnings	28,303,317	34,668,726
Total Equity	71,146,995	77,302,891

Total Liabilities and Stockholders’ Equity	$108,017,100	$100,613,398

*as retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March, 31,
	2010	2009
Net revenue	$15,353,857	$7,347,376

Cost of revenue	(8,970,221)	(3,978,685)

Gross profit	6,383,636	3,368,691

Operating expenses:
Selling expenses	(559,769)	(405,719)
Operating and administrative expenses	(1,562,001)	(983,675)

Total operating expenses	(2,121,770)	(1,389,394)

Income from operations	4,261,866	1,979,297

Other income/(expenses):
Interest income	11,346	2,573
Exchange loss, net	(165)	(447)
Changes in fair value of warrants classified as derivatives	(9,477,477)	-
Total other income/(expense), net	(9,466,296)	2,126

(Loss)/Income before income taxes	(5,204,430)	1,981,423

Income tax expenses	(1,160,979)	(714,278)

Net (loss)/ income	(6,365,409)	1,267,145

Net income attributable to non-controlling interest	-	(214,283)

Net (loss)/income attributable to China Agritech stockholders	$(6,365,409)	$1,052,862

Other comprehensive income
Foreign currency translation adjustment	54,567	(101,813)

Comprehensive income	(6,310,842)	951,049
Comprehensive income attributable to non-controlling interest in a subsidiary	-	17,217

Comprehensive income attributable to China Agritech stockholders	(6,310,842)	968,266
(Loss)/Earnings per share*:
- Basic	$(0.37)	$0.09
- Diluted	$(0.37)	$0.09
Weighted average shares outstanding*:
- Basic	17,002,542	12,349,808
- Diluted	17,002,542	12,349,808

*as retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended 31,
	2010	2009

Cash flows from operating activities:
Net (loss)/ income	$(6,365,409)	$1,267,145
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	154,947	—
Depreciation and amortization of property, plant and equipment	190,116	152,442
Amortization of intangible assets	15,708	—
Allowance for doubtful debts	(437)	—
Changes in fair value of warrants classified as derivatives	9,477,477	—
Decrease / (Increase) in current assets:
Accounts receivable	(4,085,181)	(1,287,193)
Inventories	(7,001,568)	(6,460,298)
Advances to suppliers	12,458,716	215,676
Prepayments and other receivable	(577,372)	170,089
(Decrease) / Increase in current liabilities:
Accounts payable	3,952,239	369,294
Tax payables	(79,259)	13,053
Accrued expenses and other payables	209,142	154,357
Net cash generated from (used in) operating activities	8,349,119	(5,405,435)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(45,687)	(598)
Deposit paid for acquisition of non controlling interest	—	(1,000,000)
Net cash used in investing activities	(45,687)	(1,000,598)

Effect of exchange rate change on cash and cash equivalents	54,316	(62,947)

Net increase/ (decrease) in cash and cash equivalents	8,357,748	(6,468,980)
Cash and cash equivalents, beginning of period	20,313,089	11,952,235

Cash and cash equivalents, end of period	$28,670,837	$5,483,255

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for income tax	$1,282,063	$714,278
Non cash Investment and Financing Activity
Acquisition of noncontrolling interest funded by issuance of stock	$—	$(1,000,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

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

2.	BASIS OF PRESENTATION

These condensed consolidated financial statements include the accounts of China Agritech and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These interim condensed consolidated financial statements for the three-month periods ended March 31, 2010 and 2009 are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008, and accompanying footnotes included in Company’s annual report on Form 10-K for the year ended December 31, 2009.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

3.	RECENT ACCOUNTING PRONOUCEMENTS

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

4.	(LOSS) / EARNINGS PER SHARE

The following table is a reconciliation of the net (loss) income and the weighted average shares used in the computation of basic and diluted (loss) earnings per share for the periods presented:
	For Three Months Ended March 31,
	2010	2009
(Loss)/ Income available to common stockholders for calculation of basic and diluted EPS	$(6,365,409)	$1,052,862

Weighted average number of shares:
- Basic	17,002,542	12,349,808
- Effect of dilutive securities – options and warrants	–	–
- Diluted	17,002,542	12,349,808

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

The dilutive earnings per share computation for the three months ended March 31, 2010 excludes options and warrants to purchase up to 189,791 shares of common stock because the Company incurred net loss for the period. The dilutive earnings per share computation for the three months ended March 31, 2009 excludes options and warrants to purchase up to 269,460 shares of common stock because their effects were anti-dilutive.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

5.	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basic as of March 31, 2010 and December 31, 2009:

		Using Input
March 31, 2010	Carrying value	Level 1	Level 2	Level 3
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Warrant Liability	$29,635,346	$—	$29,635,346	$—
Total	$29,635,346	$—	$29,635,346	$—

		Using Input
December 31, 2009	Carrying value	Level 1	Level 2	Level 3

Warrant Liability	$20,157,869	$—	$20,157,869	$—
Total	$20,157,869	$—	$20,157,869	$—

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2010 or December 31, 2009.

The carrying values of cash and cash equivalents, trade and other receivables, trade and other payables approximate their fair values due to the short maturities of these instruments.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

5.	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

Derivative Instruments – Warrants

The Company’s only derivative instruments as of March 31, 2010 included warrants, the exercise price of which are denominated in a currency other than the Company’s functional currency, as follows:

▪
1,857,024 warrants (“2009 Warrants”) exercisable at approximately $5.38 per share at any time during the period from April 19, 2010 through April 2012, that were issued in conjunction with a private placement of the Company’s common stock completed in October 2009.

Effective January 1, 2009, the Company adopted the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8 (formerly EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”). ASC 815-40-15-5 through 815-40-15-8 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined in ASC paragraph 815-10-15-83 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”) and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

The Warrants are not considered indexed to the Company’s own stock and have been recorded at their fair value as derivative liabilities. In addition, they do not qualify for hedge accounting, and as such, all changes in the fair value of these warrants have been recognized as other income or expenses. These warrants will continue to be reported as liability until such time as they are exercised or expire.

The Company estimates the fair values of the 2009 Warrants as of March 31, 2010 and December 31, 2009 using the Black-Scholes option pricing model based on the following assumptions:

	March 31, 2010	December 31, 2009
	(Unaudited)
Exercise price (per share)	$5.38	$5.38
Remaining contractual life (years)	2.05	2.3
Dividend yield	—	—
Expected volatility (based on historical volatility)	97.95%	112.21%
Risk free interest rate	1.04%	1.29%
Estimated fair value (per share)	$7.937	$10.855

The risk-free rate of return reflects the interest rate for U.S. Treasury Note with similar time-to-maturity to that of the warrants.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

6.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Accounts receivable	$44,110,244	$40,025,063
Less: Allowance for doubtful accounts	(768,528)	(768,965)
	$43,341,716	$39,256,098

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	For the Three Months Ended Ended March 31,
	2010	2009
	(Unaudited)
Balance at the beginning of the period	$768,965	$448,606
(Reversal of provision)/ provision made for the period	(437)	320,359
Balance at the end of the period	$768,528	$768,965

7.	INVENTORIES

Inventories consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw Materials	$9,678,013	$4,166,380
Work in progress	22,744	—
Packing materials	689,892	85,342
Finished goods	3,217,013	2,354,373
	$13,607,662	$6,606,095

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Building	$1,060,604	$1,060,298
Manufacturing machinery	5,842,585	5,840,901
Leasehold improvements	440,217	440,092
Office equipment	230,973	223,298
Motor vehicles	665,484	629,587
	8,239,863	8,194,176
Less: Accumulated depreciation and amortization	(2,403,596)	(2,213,480)
Net book value	$5,836,267	$5,980,696

Depreciation expenses for the three months ended March 31, 2010 and 2009 was $190,116 and $152,320, respectively.

9.	INTANGIBLE ASSETS

Intangible assets consist of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
License for manufacture and sale of fertilizer products	$439,477	$440,100
Less: Accumulated amortization	(57,551)	(42,593)
Net book value	$381,926	$397,507

Amortization expenses for three months ended March 31, 2010 and 2009 was $15,708 and $nil respectively.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
Accrued expenses	$708,349	$439,028
Other payables	895,149	955,329
	$1,603,498	$1,394,357

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

11.	TAXES PAYABLE

Taxes payable consist of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
Income tax payable	$1,161,103	$1,281,775
Value added tax payable	437,879	397,118
Others	17,424	16,772
	$1,616,406	$1,695,665

12.	INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

The Company’s operating subsidiaries are subject to PRC enterprise income tax (“EIT”).  Before January 1, 2008, the PRC EIT rate was generally 33%. In March 2007, the PRC government enacted a new PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated related regulation, Implementation Regulations for the PRC Enterprise Income Tax Law. The New EIT Law and Implementation Regulations became effective from January 1, 2008. The New EIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Beijing Agritech and Anhui Agritech as wholly foreign-owned enterprises have continued to be entitled to tax exemption for the two years ended December 31, 2009 and 2008and a 50% reduction on its EIT rate for the ensuing three years ended December 31, 2010 through 2012.

The provision for income taxes for three months ended March 31, 2010 and 2009consisted of the following:
	For Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Provision for current income tax – China	$1,160,979	$714,278

As of March 31, 2010 and December 31, 2009, the Company did not have any significant temporary differences and carryforwards that may result in deferred tax.

The following table reconciles the theoretical tax benefit (expense) calculated at the statutory rates to the Company’s effective tax expense for the three months ended March 31, 2010 and 2009 respectively.

Reconciliation of effective tax expense
	For Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Theoretical tax benefit (expense) calculated at PRC statutory enterprise income tax rate of 25%	$1,301,108	$(495,356)
Tax effect of non-deductible expenses	(2,623,339)	(218,922)
Tax holiday	184,345	—
Other	(23,093)	—
Effective tax expense	$(1,160,979)	$(714,278)

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

12.	INCOME TAXES (Cont’d)

Non-deductible expenses for the three months ended March 31, 2010 primarily consist of the change in fair value of warrants classified as derivative of $9,477,477, share-based compensation expense of $154,947 and others.  The non-deductible expenses for three months ended March 31, 2009 are the result of various net operating losses in other tax jurisdictions for where no benefit is realized.

13.	COMMON STOCK AND WARRANTS

Common Stock Purchase Warrants

A summary of the warrants outstanding as of March 31, 2010, and changes during the three months ended March 31, 2010 are presented below:

	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Outstanding at December 31, 2009	1,857,024	$5.38	2.50
Issued	−
Forfeited	−
Exercised	−
Outstanding at March 31, 2010	1,857,024	$5.38	2.05

Exercisable at March 31, 2010	−

14.	STOCK OPTIONS AND SHARE-BASED COMPENSATION

A summary of the stock options activity, which were granted under the Company’s 2008 Equity Incentive Plan (the “Plan”), and changes during the three months ended March 31, 2010 are presented below:

	Underlying shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009*	517,000	$11.64	4.80 years
Granted	—
Exercise	—
Outstanding at March 31, 2010	517,500	$11.64	4.55 years	$6,840,850
Exercisable at March 31, 2010	279,500	$10.40	4.40 years	$3,761,130

*	As retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

As of March 31, 2010, a total of $891,521 of unrecognized compensation cost related to non-vested options under the Plan is expected to be recognized over a weighted average period of 1.75 years. The total fair value of options vested under the Plan and recognized as administrative expenses for the three months ended March 31, 2010 and 2009 was $154,947 and $nil, respectively.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

15.	RELATED PARTY TRANSACTIONS

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

16.	RISK OF CONCENTRATIONS

Three customers which accounted for 31.4% of the Company’s net revenue for three months ended March 31, 2010, which each individually accounting for approximately 12%, 10% and 10% respectively of the Company’s net revenue for the same period. There was no individual customer which accounted for 10% or more of the Company’s net revenue for the three months ended March 31, 2009.

Five suppliers provided approximately 52% of the Company’s dollar value of raw materials purchased for the three months ended March 31, 2010, with each individually accounting for approximately 14%, 13%, 9%, 8% and 8% respectively. Five suppliers provided approximately 82% of the Company’s raw materials for the three months ended March 31, 2009 with each individually accounting for approximately 22%, 19%, 15%, 13% and 13% respectively.

 CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

17.	SEGMENT AND ENTITY-WIDE INFORMATION

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	For Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net revenue from unaffiliated customers:
Organic liquid fertilizers	$8,181,470	$7,347,376
Organic granular fertilizers	7,172,387	—
Total	$15,353,857	7,347,376
Gross profit:
Organic liquid fertilizers	$4,318,423	$3,368,691
Organic granular fertilizers	2,065,213	—
Total	$6,383,636	$3,368,691

18.	SUBSEQUENT EVENT

On April 28, 2010, we entered into an underwriting with Rodman & Renshaw Capital Group, Inc. (the “Underwriter”), pursuant to which the Company agreed to issue and sell 1,243,000 shares of our common stock (the “Firm Shares”), to the Underwriter at a price per share of $16.10. In addition, we granted the Underwriter an option to purchase up to an additional 186,450 shares to cover over-allotments (“Option Shares”), if any, at the same price as the Firm Shares.  The sale of the Firm Shares and Option Shares was consummated on May 4, 2010. Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $21 million.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Special Note Regarding Forward Looking Statements

This Report contains forward-looking statements and information relating to China Agritech that are based on the beliefs of our management, as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, any of the factors mentioned in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2010, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Report as anticipated, estimated or expected, including, but not limited to, competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “ Securities Act” ) and Section 21E of the Securities Exchange Act of 1934, as amended (the “ Exchange Act” ) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

We currently plan to build and operate approximately 10 and 45 branded large-scale distribution centers in central and eastern provinces in 2010 and 2011, respectively, to sell our organic fertilizers and third party sourced products, including seeds, pesticides, and other agricultural products to franchised retail stores, and intend to expand into southern and western provinces starting 2012. We anticipate that each distribution center will cost approximately $1 million to build and can supply 80 to 100 franchised retail stores in its geographic area. Because we do not expect that the distribution centers will sell products on a retail basis, we intend to initially engage our current distributors to become the franchisees of such retail stores.  We will not own the retail stores and will not receive any franchise fees from the stores, but we will provide product sourcing, training, expertise and logistic services to our franchisees  In return, the retail stores will be required to commit to sell our organic fertilizers, together with third party products sourced by us.  We believe that our planned distribution centers and franchised retail stores in the PRC could enable us to introduce farmers, especially individual farmers, to our products, educate them about the benefits of organic fertilizer over chemical fertilizer, and teach them how to properly use our products in a more cost effective manner. We believe that these franchised stores could also introduce our products to a vast network of farmers who otherwise operate outside of our existing distribution network and outside of the reach of traditional advertising media. Our anticipated schedule of building and operating these branded distribution centers depends upon a variety of factors, many of which are outside of our control. Accordingly, our current build-out schedule, may change.

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

Our Growth Strategy

We believe that our increased capacity to produce organic granular compound fertilizer products, which have a lower price point and greater market appeal than our premier organic liquid compound fertilizer products, makes us well positioned to expand sales and increase revenues. We have focused on the expansion of our granular production because the market for organic granular fertilizer is almost ten times larger than the current market for organic liquid fertilizer due to the familiarity and tradition of farmers’ using granular fertilizers. In addition, the per unit amount of granular fertilizer used for sowing coverage is much higher than the amount used for liquid fertilizer.

Our goal is to further expand our products’ market share throughout the PRC by building and operating branded, large-scale distribution centers, and engage franchisees to own and operate retail chain stores which will sell our own branded products (e.g., organic fertilizers) and international and local sourced products (e.g., seeds, pesticides and other agricultural products). Our growth strategy includes the following strategies:

Continue Organic Growth Initiatives. We believe that the current fertilizer market is fragmented and represents an excellent opportunity for us to gain additional market share from our competitors, mainly chemical fertilizer manufacturers. We intend to establish branded chain stores by converting our current offices into a flagship store and distribution center and inviting our current distributors to join in our line as franchisees to operate chain stores under our brand. We also intend to leverage our strong brand, quality customer services and quality of our products to gain incremental business in the fertilizer market. Finally, we strongly believe that as we continue to grow, economies of scale and enforced brand awareness will allow us to continue to be profitable.

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

Capitalize upon Strong Industry Dynamics in the PRC. Continued economic growth in the PRC, coupled with evolving government policy on preservation of farmlands by promoting use of organic fertilizers on one hand and improvement of farmers’ income on another hand, present us with significant future growth opportunities. We believe that with continued strong government commitment, we will continue to benefit from it.

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

•
Established Distribution Network.   We sell the majority of our fertilizer products through an extensive distribution network of regional factories, which help us to establish a local presence in each community we serve with multi-level sales support and to educate local retailers and farmers on the benefits of our fertilizer products. Since 2007 we have sold our Green Vitality products to a subsidiary of Sinofert Holdings Limited, the PRC’s largest integrated agricultural company, which utilizes its own distribution network to distribute our products.

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

•
Expand Our Domestic Operation.  We intend to build or acquire additional organic granular fertilizer factories in strategic locations in the PRC to serve new agricultural areas in Hebei and Sichuan provinces. Our recently completed Xinjian facility commenced commercial production in 2010, bringing our organic granular compound fertilizer production capacity to approximately 200,000 metric tons.

•
Build & Operate Franchised Retail Stores in the PRC.  We currently plan to build and operate approximately 10 and 45 branded large-scale distribution centers in central and eastern provinces in 2010 and 2011, respectively, to sell our organic fertilizers and third party sourced products, including seeds, pesticides, and other agricultural products to franchised retail stores, and intend to expand into southern and western provinces starting 2012. We anticipate that each distribution center will cost approximately $1 million to build and can supply 80 to 100 franchised retail stores in its geographic area. Because we do not expect that the distribution centers will sell products on a retail basis, we intend to initially engage our current distributors to become the franchisees of such retail stores.  We will not own the retail stores and will not receive any franchise fees from the stores, but we will provide product sourcing, training, expertise and logistic services to our franchisees  In return, the retail stores will be required to commit to sell our organic fertilizers, together with third party products sourced by us.  We believe that our planned distribution centers and franchised retail stores in the PRC could enable us to introduce farmers, especially individual farmers, to our products, educate them about the benefits of organic fertilizer over chemical fertilizer, and teach them how to properly use our products in a more cost effective manner. We believe that these franchised stores could also introduce our products to a vast network of farmers who otherwise operate outside of our existing distribution network and outside of the reach of traditional advertising media. Our anticipated schedule of building and operating these branded distribution centers depends upon a variety of factors, many of which are outside of our control. Accordingly, our current build-out schedule, may change.

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

•
Increase Sales into Select Foreign Markets.   We plan to leverage our product offerings and brand reputation to expand our product sales into select markets outside of the PRC.   We are currently negotiating  with Odyssey International (Trading) Group Ltd., a Hong Kong corporation (“Odyssey”)  to define the specific terms and conditions of the exclusive marketing and distribution rights we granted them for the Company’s Lvlingbao series of organic liquid compound fertilizers in certain target markets, including, but not limited to, Central and South America, South Africa and Asian countries. In the event that the terms are not finalized, the Company will have to seek to terminate the agreement and find a new third party distributor to market its products outside the PRC.

Overview

We manufacture and sell organic liquid compound fertilizers; organic granular compound fertilizers and related agricultural products in the PRC. Our annual liquid fertilizer production capacity in 2008 was approximately 13,000 metric tons of organic liquid compound fertilizers. We commenced sales of our organic granular compound fertilizers in the third quarter of 2008.  Until September 2009, our annual production capacity for granular fertilizers was approximately 150,000 metric tons, consisting of 100,000 metric tons in Anhui and 50,000 metric tons in Harbin.  In September 2009, we expanded our annual production capacity for granular fertilizers to approximately 200,000 metric tons by completing another 50,000 granular plant in Xinjiang. Our Xinjiang granular plant commenced its commercial production in the second quarter of 2010.

For three months ended March 31, 2010, our revenue primarily derived from sale of our organic fertilizer. As of March 31, 2010, approximately 53% of our revenues were derived from the sale of our liquid organic fertilizer products, while approximately 47% of our revenues were derived from the sale of our granular organic fertilizer products.  Revenue from sales of liquid fertilizer has a lower cost of revenue than that of granular fertilizer.  Our cost of revenue primarily consists of the cost of our raw materials, direct labor and manufacturing overhead expenses.

For the period March 31, 2010 we achieved net revenue of $15.3 million, representing 110% higher than same period for last fiscal year which recorded $7.3 million. Our gross profit increased by $3 million for the period.

We currently plan to build and operate approximately 10 and 45 branded large-scale distribution centers in central and eastern provinces in 2010 and 2011, respectively, to sell our organic fertilizers and third party sourced products, including seeds, pesticides, and other agricultural products to franchised retail stores, and intend to expand into southern and western provinces starting 2012. We anticipate that each distribution center will cost approximately $1 million to build and can supply 80 to 100 franchised retail stores in its geographic area. Because we do not expect that the distribution centers will sell products on a retail basis, we intend to initially engage our current distributors to become the franchisees of such retail stores.  We will not own the retail stores and will not receive any franchise fees from the stores, but we will provide product sourcing, training, expertise and logistic services to our franchisees  In return, the retail stores will be required to commit to sell our organic fertilizers, together with third party products sourced by us.  We believe that our planned distribution centers and franchised retail stores in the PRC could enable us to introduce farmers, especially individual farmers, to our products, educate them about the benefits of organic fertilizer over chemical fertilizer, and teach them how to properly use our products in a more cost effective manner. We believe that these franchised stores could also introduce our products to a vast network of farmers who otherwise operate outside of our existing distribution network and outside of the reach of traditional advertising media. Our anticipated schedule of building and operating these branded distribution centers depends upon a variety of factors, many of which are outside of our control. Accordingly, our current build-out schedule, may change.

Results of Operations - Three Months Ended March 31, 2010 and 2009

The following table summarizes the results of our operations during the three-month period ended March 31, 2010 and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the 2010 fiscal period to the 2009 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Dollar ($) Increase	Percentage (%) Increase
	2010	2009	(Decrease)	(Decrease)

Net Revenue	15,354	7,347	8,007	109
Cost of Revenue	(8,970)	(3,979)	4,991	125
Gross Profit	6,384	3,368	3,016	90
Selling Expenses	(560)	(405)	155	38
Operating and Administrative Expenses	(1,562)	(984)	578	59
Income From Operations	4,262	1,979	2,283	115
Other (Expenses)/Income
Change in fair value of warrants	(9,477)	-	(9,477)	N/A
Others	11	2	9	450
Income Tax	(1,161)	(714)	447	63
Net (loss)/ income	(6,365)	1,267	(7,632)	N/A
Net income attributable to non-controlling interest in a subsidiary	-	(214)	214	100
Net (loss)/income attributable to common stockholders	(6,365)	1,053	(7,418)	N/A
(Loss)/Earning per Share
- Basic	(0.37)	0.09
- Diluted	(0.37)	0.09
Weighted average shares outstanding*
- Basic	17,002,542	12,349,808
- Diluted	17,002,542	12,349,808

*	As retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

Net Revenue.

Our net revenue rose to $15.3 million for the three-month period ended March 31, 2010, an increase of approximately $8 million, or 109% as compared to $7.3 million for the same period in 2009. The increase in our net revenues was mainly attributable to the successful launch of our new product, organic granular compound fertilizers in the second quarter of fiscal year 2009.

Our new organic granular compound fertilizers contributed $7.2 million to our net revenue for the three-month period ended March 31, 2010, whereas there was no sale of this new product in the same period of 2009.

Our traditional organic liquid compound fertilizer products reported net revenue of $8.1 million for the three-month period ended March 31, 2010, increased by $0.8 million, or 11% as compared to $7.3 million for the same period in 2009. The increase in net revenue from our traditional organic liquid compound fertilizer products is mainly attributable to the expansion of our customer base to newly established markets in the central and southern regions of China.

Cost of Revenue.

           Our cost of revenue for the three-month period ended March 31, 2010 increased by $5 million, or 125%, as compared to the same period in 2009. Our cost of revenue primarily consists of the cost of our raw materials, direct labor and manufacturing overhead expenses. Our cost of revenue generally increased as a result of increased sales.

Gross Profit.

Our gross profit for the three-month period ended March 31, 2010 increased by $3 million or 90%, generally in line with increased sales. Overall gross profit margin for the three-month period ended March 31, 2010 was 42%, as compared to 46% for the same period in 2009. The slight decrease was due to the introduction of our new organic granular fertilizer products in the second quarter of 2009.

Our new organic granular compound fertilizer products recorded a gross profit margin of 29% for the three-month period ended March 31, 2010, whereas our traditional organic liquid fertilizer products recorded a gross profit margin of 53%, as compared to 46% for the same period in 2009. The increase in the gross profit margin of our traditional organic liquid fertilizer products was mainly attributable to improvements in our inventory management and manufacturing costs control processes.

Selling Expenses.

Our selling expenses consist primarily of advertising and promotion expenses, freight charges and related compensation.  Our selling expenses were $0.6 million for the three-month period ended March 31, 2010 as compared to $0.4 million for the same period in 2009. The increase in selling expenses was mainly due to increases in sales commission which is driven by increased in sales. Notwithstanding the increase in selling expenses, leveraging on well established sales network, there was a decrease in selling expenses as a percentage to net revenue, from approximately 6% for three months ended March 31, 2009 to approximately 4% for three months ended March 31, 2010.

Operating and Administrative Expenses.

Our operating and administrative expenses were $1.6 million for three-month period ended March 31, 2010, increased by $0.58 million, representing a 59% increase as compared to $0.98 million for the same period in 2009. Operating and administrative expenses consisted primarily of staff costs, such as salaries and bonus, stock-based compensation expenses for management, professional fees, audit fees, rental and others. The increase in operating and administrative expenses was primarily due to non-cash compensation charge of $0.15 million as a result of the amortization of the stock options granted to our directors and management under our option plan. In addition, to recognize our staff’s contributions to our growing operating results, we increased the staff bonus paid during the first quarter of 2010 by approximately $0.1 million as compared to the first quarter of 2009. Increased legal and professional fees, listing fees and audit fees have also been incurred as a result of the successful listing of our shares on the NASDAQ Global Market.

Income From Operations.

Income from operations was $4.3 million for the three-month period ended March 31, 2010, as compared to $2 million for the same period in 2009, an increase of approximately $2.3 million, or 115%.

The growth in income from operations was primarily attributable to the increase in net revenue as higher sales, which was in turn attributable to the sales generated from our new organic granular compound fertilizer products and appropriate measures to contain operating expenses.

Other (Expense) Income.

Other (expenses)/ income consisted of the change in fair value of warrant classified as derivatives, interest income and exchange gain/loss. The increase in other expenses was mainly attributable to a non-cash charge of $9.5 million resulting from the change in fair value of warrants classified as derivative instruments.

Income tax.

The Company incurred income tax expenses of $1.2 million for the three–month period ended March 31, 2010, an increase of $0.5 million or 63% from $0.7 million for the same period in 2009. In excluding the non-deductible charge for the change in fair value of warrants of $9.5 million, our effective tax rate for the three-month period ended March 31, 2010 would have been 27%, as compared to 36% for the same period in 2009. The decrease in our effective tax rate was because our gross profit increased at a much greater rate than other non-deductible expenses such as professional fees incurred by the parent company in the U.S. where no future tax benefit is expected to be realized.

Net (Loss)/Income.

We recorded a net loss was $6.4 million for the three-month period ended March 31, 2010 as compared to a net income of $1.3 million for the same period in 2009. If excluding the non-cash charge resulting from the change in fair value of the warrants of $9.5 million, we would have recorded a net income of $3.1 million, an effective increase of $1.8 million, or 72% growth, as compared to the same period in 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $28.7 million, an increase of $8.4 million, or 41% from $20.3 million as at December 31, 2009. The increase was mainly attributable to the cash flows of $8.3 million generated from our operating activities for the recent three months. Our current assets totaled $101.3 million as of March 31, 2010, while our current liabilities (excluding warrant liabilities of $29.6 million) totaled $7.3 million, which results in a current ratio of 13.9.

We had no bank loans or other interest bearing borrowings outstanding as of March 31, 2010.

We believe that our currently available working capital will be sufficient to maintain our operations at the current level and for the next twelve months.

The following table sets forth a summary of our cash flows for the periods indicated:

Results of Operations (continued)

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months Ended March 31
(in thousands of U.S. dollars)	2010	2009
Net cash generated/ (used) in operating activities	8,349	(5,405)
Net cash used in investing activities	(45)	(1,001)
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	54	(63)
Net increase/(decrease) in cash and cash equivalent	8,357	(6,469)
Cash and cash equivalents at the beginning of the period	20,313	11,952
Cash and cash equivalents at the end of the period	28,671	5,483

Operating Activities

We generated $8.3 million of net cash from operating activities for the three-month period ended March 31, 2010, as compared to net cash of $5.4 million used in operating activities for the same period in 2009. The increase in cash generated from operating activities was mainly due to the decrease in advances to our suppliers and the increase in account payables.

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

Off-Balance Sheet Arrangements

None.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments for any speculative, trading or hedging purposes. As of March 31, 2010, we did not have any interest bearing investment or borrowings. Because most of our transactions including sales and purchases are denominated and settled in RMB, any exchange rate change of RMB against U.S. dollar could have an effect on our financial results which are reported in U.S. dollars. If the RMB were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would correspondingly be reduced. If the RMB were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would correspondingly be increased.

ITEM 4  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2010, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AGRITECH, INC.

Date: May 7 , 2010	By: /s/ Yu Chang
Yu Chang
Chief Executive Officer, President, Secretary and Chairman

Date: May 7, 2010	By: /s/ Yau-Sing Tang
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