Form 10-Q
period 2010-06-30
CHINA AGRITECH INC
filed 2010-08-16
CIK 1166389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2010 is as follows:
Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,766,243

Contents	Page(s)

PART I: FINANCIAL INFORMATION

Item 1 Financial statements	1-16

Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations	17-27

Item 3 Quantitative and Qualitative Disclosure about Market Risk	27

Item 4 Controls and Procedures	27

PART II : OTHER INFORMATION

Item 1 Legal Proceedings	28

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 Defaults Upon Senior Securities	28

Item 4 Other Information	28

Item 5 Exhibits	28

SIGNATURES	29

PART I: FINANCIAL STATEMENTS

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$51,738,535	$20,313,089
Accounts receivable, net	51,203,710	39,256,098
Inventories	18,424,145	6,606,095
Advances to suppliers	13,800,659	25,348,687
Prepayments and other receivables	5,175,062	2,287,220
Total Current Assets	140,342,111	93,811,189

Property, plant and equipment, net	6,117,778	5,980,696
Construction in progress	493,433	424,006
Intangible assets, net	368,421	397,507

Total Assets	$147,321,743	$100,613,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,532,487	$62,616
Accrued expenses and other payables	2,554,517	1,394,357
Warrant liabilities	—	20,157,869
Taxes payable	2,293,808	1,695,665
Total Current Liabilities	6,380,812	23,310,507

Stockholders’ Equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized, 20,766,243 and 17,002,542* shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	20,766	17,003
Additional paid in capital	85,862,597	34,698,079
Statutory reserves	2,195,818	2,195,818
Accumulated other comprehensive income	6,402,728	5,723,265
Retained earnings	46,459,022	34,668,726
Total Equity	140,940,931	77,302,891

Total Liabilities and Stockholders’ Equity	$147,321,743	$100,613,398

*as retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009
Net revenue	$34,268,842	$20,988,611	$54,182,722	$28,335,987
Cost of revenue	(22,384,633)	(12,033,792)	(35,799,677)	(16,012,477)
Gross profit	11,884,209	8,954,819	18,383,045	12,323,510
Operating expenses:
Selling expenses	(1,286,505)	(624,993)	(1,846,274)	(1,030,712)
General and administrative expenses	(2,617,216)	(871,838)	(7,551,820)	(1,855,513)
Total operating expenses	(3,903,721)	(1,496,831)	(9,398,094)	(2,886,225)

Income from operations	7,980,488	7,457,988	8,984,951	9,437,285
Other income (expense)
Interest income	17,095	3,451	28,441	6,024
Exchange gain (loss)	1,231	(2,609)	1,066	(3,056)
Gain on extinguishment of warrant liability	1,629,465	—	1,629,465	—
Changes in fair value of warrants classified as derivatives	13,307,462	—	3,829,985	—
Other income	(18,024)	—	(18,024)	—
Total other income (expense)	14,937,229	842	5,470,933	2,968

Income before income taxes	22,917,717	7,458,830	14,455,884	9,440,253
Provision for income taxes	(1,504,609)	(1,601,958)	(2,665,588)	(2,316,236)
Net income	21,413,108	5,856,872	11,790,296	7,124,017
Net income attributable to non-controlling interest in a subsidiary	—	(267,169)	—	(481,452)
Net income attributable to China Agritech’s common stockholders	21,413,108	5,589,703	11,790,296	6,642,565
Other comprehensive income:
Foreign currency translation adjustment	624,896	(22,528)	679,463	(124,341)
Comprehensive income	22,038,004	5,567,175	12,469,759	6,518,224
Comprehensive income attributable to non-controlling interest in a subsidiary	—	(8,814)	—	8,403
Comprehensive income attributable to China Agritech’s common stockholders	$22,038,004	$5,558,361	$12,469,759	$6,526,627

Net income per share:
- Basic	$1.15	$0.44 *	$0.66	$0.53 *
- Diluted	$1.08	$0.44 *	$0.61	$0.53 *

Weighted average number of shares outstanding:
- Basic	18,594,916	12,656,621 *	17,952,950	12,504,062 *
- Diluted	19,749,122	12,656,621 *	19,306,827	12,504,062 *

*as retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS FOR SIX MONTHS ENDED
JUNE 30, 2010 AND 2009

	For the Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$11,790,296	$7,124,017
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation	4,224,382	2,703
Changes in fair value of warrants classified as derivatives	(3,829,985)	—
Gain on extinguishment of warrant liability	(1,629,465)	—
Depreciation and amortization of property, plant and equipment	348,240	320,109
Amortization of intangible assets	31,393	—
Reversal of allowance for doubtful debts	(659)	—
Decrease / (Increase) in current assets:
Accounts receivable	(11,647,188)	(8,937,538)
Inventories	(11,712,387)	(4,967,706)
Advances to suppliers	13,088,615	3,601,066
Prepayments and other receivable	(1,675,598)	276,024
Increase in current liabilities:
Accounts payable	1,462,049	7,467,145
Tax payables	581,076	1,038,862
Accrued expenses and other payables	17,390	2,114,634
Net cash provided by operating activities	1,048,159	8,039,316

Cash flows from investing activities:
Acquisition of 10% interest of Pacific Dragon	—	(1,000,000)
Acquisition of property, plant and equipment	(449,954)	(2,200,669)
Construction in progress	(66,601)	163,161
Net cash used in investing activities	(516,555)	(3,037,508)

Cash flows from financing activities:
Issuance of shares for cash in public offering	20,828,197	—
Proceeds from exercise of warrants	10,000,074	—
Net cash provided by financing activities	30,828,271	—

Net increase in cash and cash equivalents	31,359,875	5,001,808
Effect of exchange rate change on cash and cash equivalents	65,571	(438,639)
Cash and cash equivalents, beginning of period	20,313,089	11,952,235

Cash and cash equivalents, end of period	$51,738,535	$16,515,404

Supplement disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for income tax	$2,271,296	$2,316,236

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

Changes in Capital Structure

On September 8, 2009, the Company effected a reverse split of its common stock on the basis of one share for every four outstanding shares, so that every four outstanding shares of common stock before the reverse stock split was converted into one share of common stock after the reverse stock split. On February 1, 2010, the Company effected a 2 for 1 forward split of its common stock on the basis of two shares for every one outstanding shares, so that every outstanding share of common stock before the forward stock split was converted into two shares of common stock after the forward stock split. Except as otherwise noted, all references to common share and per common share amounts (including warrant and option shares, shares reserved for issuance and applicable exercise prices) for all periods presented in these consolidated financial statements have been retroactively restated to reflect the reverse and forward splits.

2.           BASIS OF PRESENTATION

These consolidated financial statements include the accounts of China Agritech and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These interim consolidated financial statements for the three and six month periods ended June 30, 2010 and 2009 are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included.  The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008, and accompanying footnotes included in Company’s annual report on Form 10-K for the year ended December 31, 2009.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

4.           EARNINGS PER SHARE

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

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4	EARNINGS PER SHARE (CONTINUED)

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended June 30		Six months ended June30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income available to common stockholders for calculation of basic and diluted EPS	$21,413,108	$5,589,703	$11,790,296	$6,642,565

Weighted average number of shares:
- Basic	18,594,916	12,656,621	17,952,950	12,504,062
- Effect of dilutive securities – options and warrants	1,154,206	−	1,353,877	−
- Diluted	19,749,122	12,656,621	19,306,827	12,504,062

The dilutive earnings per share computation for both three and six months ended June 30, 2010 excluded options to purchase up to 760,000 shares of common stock, because their effects were anti-dilutive.

The dilutive earnings per share computation for both three and six months ended June 30, 2009, excluded options and warrants to purchase 271,960 shares of common stock because their effects were anti-dilutive.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company had no assets and liabilities measured at fair value on a recurring basis as of June 30, 2010.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

December 31, 2009	Carrying	Using Input
	value	Level 1	Level 2	Level 3

Warrant Liability	$20,157,869	$—	$20,157,869	$—
Total	$20,157,869	$—	$20,157,869	$—

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2010 or December 31, 2009.

The carrying values of cash and cash equivalents, trade and other receivables, trade and other payables approximate their fair values due to the short maturities of these instruments.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.           FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

Derivative Instruments – Warrants

As of December 31, 2009, the Company’s only derivative instruments included warrants, the exercise price of which are denominated in a currency other than the Company’s functional currency, as follows:

▪
1,857,024 warrants (“2009 Warrants”) exercisable at approximately $5.385 per share at any time during the period from April 19, 2010 through April 2012, that were issued in conjunction with a private placement of the Company’s common stock completed in October 2009.

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

The 2009 warrants are not considered indexed to the Company’s own stock and were recorded at their fair value as derivative liabilities. In addition, they did not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized as other income or expenses. These warrants were reported as liability until such time as they were exercised or expire.

As of June 21, 2010, a total of 1,857,024 warrants were exercised at $5.385 per share, with total consideration of $10,000,074. Carlyle Asia Growth Partners IV, L.P and CAGP IV Co-Investment, L.P received 1,705,249 common shares and 151,775 common shares respectively as a result of their exercise of the warrants.

As of June 21, 2010, the Company estimates the fair value of warrants using the Black-Scholes option pricing model based on the following assumptions:

On June 21, 2010, all of the 2009 Warrants were exercised at $5.385 each in cash. The Company accounted for the exercise of these warrants as extinguishment of debts in accordance with ASC 815-10-40-1, “Derivatives and Hedges – De-recognition”. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – De-recognition”, a gain of $1,629,465 in aggregate was recognized as the difference between the reacquisition price (determined based on the closing price of the common stock of $13.3 each issued to settle the warrant liabilities less the exercise price of $5.38 each received) and the fair value of the warrants of $8.7925 each at the date of exercise. The fair values of the 2009 Warrants on June 21, 2010 and December 31, 2009 were determined using the Black-Scholes option pricing model based on the following assumptions:

	June 21, 2010	December 31, 2009
	(Unaudited)
Exercise price per share	$5.385	$5.385
Remaining contractual life (years)	1.83	2.3
Dividend yield	—	—
Expected volatility (based on historical volatility)	106.65%	112.21%
Risk free interest rate	0.63%	1.29%
Estimated fair value per share	$8.793	$10.855

The risk-free rate of return reflected the interest rate for U.S. Treasury Note with similar time-to-maturity to that of the warrants.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Accounts receivable	$51,976,476	$40,025,063
Less: Allowance for doubtful accounts	(772,766)	(768,965)
	$51,203,710	$39,256,098

7.	INVENTORIES

Inventories consist of the following

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw Materials	$13,728,522	$4,166,380
Work in progress	6,319	—
Packing materials	376,098	85,342
Finished goods	4,313,206	2,354,373
	$18,424,145	$6,606,095

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Building	$1,066,452	$1,060,298
Manufacturing machinery	6,075,222	5,840,901
Leasehold improvements	442,636	440,092
Office equipment	256,545	223,298
Motor vehicles	853,258	629,587
	8,694,113	8,194,176
Less: Accumulated depreciation and amortization	(2,576,335)	(2,213,480)
Net book value	$6,117,778	$5,980,696

Depreciation expense for the three months ended June 30, 2010 and 2009 was $134,274 and $167,789, respectively. Depreciation expense for six months ended June 30, 2010 and 2009 was $348,240 and $320,109, respectively.

9.	INTANGIBLE ASSETS

Intangible assets consist of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
License for manufacture and sale of fertilizer products	$440,100	$440,100
Less: Accumulated amortization	(73,986)	(42,593)
Effect of foreign currency exchange difference	2,307	—
Net book value	$368,421	$397,507

Amortization expense for three months ended June 30, 2010 and 2009 was $15,928 and nil respectively. Amortization expense for six months ended June 30, 2010 and 2009 was $ 31,393 and nil respectively.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
Accrued expenses	$830,150	$439,028
Other payables	1,724,367	955,329
	$2,554,517	$1,394,357

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	TAXES PAYABLE

Taxes payable consist of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
Income tax payable	$1,702,114	$1,281,775
Value added tax payable	566,810	397,118
Others	24,884	16,772
	$2,293,808	$1,695,665

12.	INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

The Company’s operating subsidiaries are subject to PRC enterprise income tax (“EIT”).  Before January 1, 2008, the PRC EIT rate was generally 33%. In March 2007, the PRC government enacted a new PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated related regulation, Implementation Regulations for the PRC Enterprise Income Tax Law. The New EIT Law and Implementation Regulations became effective from January 1, 2008. The New EIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Beijing Agritech and Anhui Agritech as wholly foreign-owned enterprises have continued to be entitled to tax exemption for the two years ended December 31, 2009 and 2008 and a 50% reduction on its EIT rate for the ensuing three years ended December 31, 2010 through 2012.

The provision for income taxes for three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Provision for current income tax – China	$1,504,609	$1,601,958	$2,665,588	$2,316,236

As of June 30, 2010 and December 31, 2009, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

The following table reconciles the theoretical tax expense calculated at the statutory tax rate to the Company’s effective tax expense for the three and six months ended June 30, 2010 and 2009:

(in thousands)	Three months ended June 30		Six months ended June30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Theoretical tax expense at PRC statutory tax rate of 25%	$5,729	$1,865	$3,614	$2,360
Non-deductible expenses	562	8	1,654	211
Non-taxable income	(3,734)	-	(1,365)	-
Tax holiday	(1,052)	(271)	(1,237)	(255)
Effective tax expense	$1,505	$1,602	$2,666	$2,316

Non-taxable income for the three months ended June 30, 2010 consisted of the change in fair value of warrants of $13,307,462 and gain on extinguishment of warrant liability of $1,629,465.  Non-taxable income for the six months ended June 30, 2010 consisted of the change in fair value of warrants of $3,829,985 and gain on extinguishment of warrant liability of $1,629,465.

Non-deductible expenses for the three months ended June 30, 2010 primarily consisted of the share-based compensation of $812,025 and other operating expenses incurred in other tax jurisdiction where no tax benefit would be realized. Non-deductible expenses for the six months ended June 30, 2010 primarily consisted of the share-based compensation of $4,224,382 and other operating expenses incurred in other tax jurisdiction where no tax benefit would be realized.

Currently, the Company has considered share based compensation to be a non-deductible expense and has treated it as such in the computations of the estimated tax provisions.  The Company intends to pursue the deductibility of this expense with appropriate government officials and if successful negotiations ensue, these expenses could at least in part be deductible. Should this occur, future tax provisions would reflect the change in this treatment and the revised treatment would be applied to those expenses currently considered non-deductible.”

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	COMMON STOCK AND WARRANTS

Common Stock Transactions

On April 28, 2010, the Company entered into an underwriting with Rodman & Renshaw Capital Group, Inc. (the “Underwriter”), pursuant to which the Company agreed to issue and sell 1,243,000 shares of our common stock (the “Firm Shares”), to the Underwriter at a price per share of $16.10. In addition, the Company granted the Underwriter an option to purchase up to an additional 186,450 shares to cover over-allotments (“Option Shares”), if any, at the same price as the Firm Shares. The sale of the Firm Shares and Option Shares was consummated on May 4, 2010. Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $21 million.

During the six months ended June 30, 2010, the Company issued 150,627 and 1,857,024 shares of common stock for the cashless exercise of 277,000 options and for the exercise of warrants at $5.385 per share for cash, respectively.

Common Stock Purchase Warrants

A summary of the warrants outstanding as of June 30, 2010, and changes during the six months ended June 30, 2010 are presented below:
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Outstanding at December 31, 2009	1,857,024	$5.385	2.50
Issued	—
Forfeited	—
Exercised	(1,857,024)	$5.385
Outstanding at June 30, 2010	—

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	STOCK OPTIONS AND SHARE-BASED COMPENSATION

A summary of the stock options, which were granted under the Company’s 2008 Equity Incentive Plan (the “Plan”), and changes during the six months ended June 30, 2010 are presented below:

	Underlying shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009*	517,500	$11.64	4.80 years
Granted	781,100	$14.01
Exercised	(277,000)	$11.48
Outstanding at June 30, 2010	1,021,600	$13.45	4.77 years	$16,975
Exercisable at June 30, 2010	2,500	$3.36	3.90 years	$16,975

*	As retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

On January 12, 2010, the Company awarded an aggregate of 326,600 shares (as adjusted for the 2-for-1 forward stock split on February 1, 2010) common stock to certain directors and officers in consideration for services rendered to the Company, with varying vesting periods among different grantees in accordance with the terms of the agreements entered into by the Company and the grantees.

The fair value of the options granted during the six months ended June 30, 2010 has been estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock, and reflect the assumption that the historical volatilities are indicative of future trends, which may not necessarily be the actual outcome. Expected term of each option award represents the period of time that options granted are expected to be outstanding and is estimated based on the historical exercise behavior of separate groups of employees or officers. The risk-free rate reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the options.

Expected term (year)	1
Expected volatility	145.6%
Expected dividend yield	0%
Risk-free rate	0.36%

As of June 30, 2010, a total of $7.6 million unrecognized compensation cost related to non-vested options and restricted shares of common stock under the Plan is expected to be recognized over a weighted average period of 3 years. The total fair value of options and common stock vested under the Plan and recognized as administrative expenses for the six months ended June 30, 2010 and 2009 was $4,224,382 and $2,703, respectively.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On April 28, 2010, the Company’s subsidiary, Beijing Agritech entered into a similar license agreement with Mr. Yu Chang regarding granted an exclusive license to Beijing Agritech for the use of certain know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis for three years period from the date of agreement.  The Company continues to refine the manufacturing know-how of the product at its expense. In order to translate such know-how to practicable applications in commercial production, the Company has continued to develop the manufacturing know-how of the product at its expense. The Company considers that the know-how would have had an insignificant value without the Company’s development initiatives.

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

Four customers accounted for 30.4% of the Company’s net revenue for six months ended June 30, 2010, each individually accounting for approximately 12.9%, 6.9%, 5.8% and 4.8% respectively of the Company’s net revenue. There was no individual customer that accounted for 10% or more of the Company’s net revenue for the six months ended June 30, 2009.

Five suppliers provided 49.5% of the Company’s dollar value of raw materials purchased for the six months ended June 30, 2010, with each individually accounting for approximately 11.5%, 10.9%, 9.9%, 8.9% and 8.3% respectively. Four suppliers provided approximately 68% of the Company’s raw materials for the six months ended June 30, 2009 with each individually accounting for approximately 22%, 20%, 15%, and 11% respectively.

 CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Three months ended June 30		Six months ended June30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue from unaffiliated customers:
Organic liquid fertilizers	$19,957,040	$13,955,756	$28,912,412	$21,303,132
Organic granular fertilizers	14,311,802	7,032,855	25,270,310	7,032,855
Total	$34,268,842	$20,988,611	$54,182,722	$28,335,987

Gross profit:
Organic liquid fertilizers	$8,984,733	$7,431,612	$13,428,449	$10,832,710
Organic granular fertilizers	2,899,476	1,523,207	4,954,596	1,490,800
Total	$11,884,209	$8,954,819	$18,383,045	$12,323,510

 CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18.	ADJUSTMENTS TO PREVIOUSLY REPORTED THREE MONTHS ENDED MARCH 31, 2010 RESULTS

On January 12, 2010, the Company awarded an aggregate of 326,600 shares (as adjusted for the 2-for-1 forward stock split on February 1, 2010) consisting of 158,620 shares of restricted common stock and 167,980 shares of unrestricted common stock to certain directors and officers in consideration for services rendered, with varying vesting periods among different grantees in accordance with the terms of the agreements entered into by the Company and the grantees. The shares of common stock were valued by using the closing share price of $17.61 per share at approximately $5,751,426 and amortized over the vesting period.  The Company omitted to record the stock compensation expense of $3,257,410 for three months ended March 31, 2010.

Also, the Company incorrectly eliminated the inter-company sales and cost of sales for three months ended March 31, 2010 and as a result, the sales and cost of sales were understated and the profit on inter-company sales of $115,200 was incorrectly recorded as other operating income offset against operating expenses. The incorrect treatment of the inter company transactions had no impact on net income.

The comparison of income statements for three months ended March 31, 2010, which presented in Form 10-Q and filed with the SEC with the revised income statements for three months ended March 31, 2010; income statements for three months ended June 30 and six months June 30, 2010 as follows:

	Three Months Ended March 31, 2010 as Reported	Three Months Ended March 3, 2010 as Revised	Three Months Ended June 30, 2010 As Reported	Six Months Ended June 30, 2010 As Reported
Net revenue	15,353,857	19,913,880	34,268,842	54,182,722
Gross profit	6,383,636	6,498,836	11,884,209	18,383,045
Total operating expenses	(2,121,770)	(5,494,373)	(3,903,721)	(9,398,094)
Income from operations	4,261,866	1,004,463	7,980,488	8,984,951
Other Income/ (expenses)	(9,466,296)	(9,466,296)	14,937,229	5,470,933
Income/ (loss) before income taxes	(5,204,430)	(8,461,833)	22,917,717	14,455,884
Provision for income taxes	(1,160,979)	(1,160,979)	(1,504,609)	(2,665,588)
Net Income/ (loss)	(6,365,409)	(9,622,812)	21,413,108	11,790,296
Net Income attributable to China Agritech common stockholders	(6,365,409)	(9,622,812)	21,413,108	11,790,296
Comprehensive income/ (loss)	(6,310,842)	(9,568,245)	22,038,004	12,469,759

Basic weighted average shares outstanding	17,002,542	17,293,860	18,594,916	17,952,950

Basic net earnings per share	(0.37)	(0.56)	1.15	0.66

Diluted weighted average shares outstanding	17,002,542	17,293,860	19,749,122	19,306,827

Diluted net earning per share	(0.37)	(0.56)	1.08	0.61

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Report”) to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries. References to “Tailong” are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited; references to “Pacific Dragon” are to Tailong’s wholly owned subsidiary, Pacific Dragon Fertilizers Co. Ltd.; references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc.; references to “Beijing Agritech” are to our wholly-owned indirect subsidiary, Agritech Fertilizer Ltd.; references to Anhui Agritech are to our wholly-owned subsidiary, Anhui Agritech Development Co. Ltd., and references to “Beijing Agritech” are to Xinjiang Agritech Agricultural Resources Co. Ltd., our wholly owned indirect subsidiary.  References to “China” or “PRC” are references to the People’s Republic of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the United States dollar, the legal currency of the United States.

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

The demand for our products has steadily increased. Our half year production capacity as of June 30, 2010 was approximately 5,809 metric tons of organic liquid compound fertilizers whereas our annual production capacity for granular fertilizers was approximately 73,881 metric tons.

We currently plan to build and operate approximately 10 and 45 branded large-scale distribution centers in central and eastern provinces in 2010 and 2011, respectively, to sell our organic fertilizers and third party sourced products, including seeds, pesticides, and other agricultural products to franchised retail stores, and intend to expand into southern and western provinces starting from 2012. We anticipate that each distribution center will cost approximately $1 million to build and can supply 80 to 100 franchised retail stores in its geographic area. Because we do not expect that the distribution centers will sell products on a retail basis, we intend to initially engage our current distributors to become the franchisees of such retail stores.  We will not own the retail stores and will not receive any franchise fees from the stores, but we will provide product sourcing, training, expertise and logistic services to our franchisees  In return, the retail stores will be required to commit to sell our organic fertilizers, together with third party products sourced by us.  We believe that our planned distribution centers and franchised retail stores in the PRC could enable us to introduce farmers, especially individual farmers, to our products, educate them about the benefits of organic fertilizer over chemical fertilizer, and teach them how to properly use our products in a more cost effective manner. We believe that these franchised stores could also introduce our products to a vast network of farmers who otherwise operate outside of our existing distribution network and outside of the reach of traditional advertising media. Our anticipated schedule of building and operating these branded distribution centers depends upon a variety of factors, many of which are outside of our control. Accordingly, our current build-out schedule, may change.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

The following table summarizes the results of our operations during the three month period ended June 30, 2010 and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the 2010 fiscal period to the 2009 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Dollar ($) Increase	Percentage (%) Increase
	2010	2009	(Decrease)	(Decrease)

Net Revenue	34,269	20,989	13,280	63%
Cost of Revenue	(22,385)	(12,034)	10,351	86%
Gross Profit	11,884	8,955	2,929	33%
Selling Expenses	(1,287)	(625)	662	106%
General and Administrative Expenses	(2,617)	(872)	1,745	200%
Income From Operations	7,980	7,458	522	7%
Other Income/(expenses)
Change in fair value of warrants	13,307	—	13,307	100%
Gain on extinguishment of warrants liability	1,630	—	1,630	100%
Others	1	1	—	—
Income Tax	(1,505)	(1,602)	(97)	(6)%
Net income	21,413	5,857	15,556	266%
Net income attributable to non-controlling interest in a subsidiary	—	(267)	(267)	(100)%
Net income attributable to common stockholders	21,413	5,590	15,823	283%
Earning per Share
- Basic	1.15	0.44
- Diluted	1.08	0.44
Weighted average shares outstanding*
- Basic	18,595	12,657
- Diluted	19,749	12,657

*	As retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

Net Revenue.

Our net revenue rose to $34.3 million for the three-months period ended June 30, 2010, an increase of approximately $13.3 million, or 63% as compared to $21 million for the same period in 2009. The increase in our net revenues was mainly attributable to the increase in sales in both organic liquid fertilizer and organic granular compound fertilizer. Sales of organic liquid fertilizer recorded $20 million, whereas organic granular compound fertilizer attributed $14.3 million for the three-months period ended June 30, 2010 which was an increased of 43% and 103% respectively as compared to last year same period, which recorded $14 million and $7 million sales of organic liquid fertilizer and organic granular compound fertilizer respectively. The increase in sales was mainly due to the introduction of a new product, organic granular compound fertilizer in the second quarter of 2009.  The Company received good market response since the product was launched, especially the first half 2010. Higher market demand on organic granular compound in first half year due to organic granular compound fertilizer used as base manure before seeding, whereas organic liquid fertilizer used when the plantation to grow, normally the demand on organic liquid fertilizer will increase from May onwards. The introduction of organic granular compound fertilizer solved the seasonality problem which normally occurs in the first half of year during the traditionally slow period for organic liquid fertilizer.

The increase in sales of our traditional organic liquid compound fertilizer products was mainly due to the expansion of our customer base to newly established markets in the central and southern regions of China.

Cost of Revenue.

Our cost of revenue for the three-month period ended June 30, 2010 increased by $10.4 million, or 86%, as compared to the same period in 2009. Cost of goods sold reported $22.4 million whereas the same period in 2009 recorded $12 million. Our cost of revenue primarily consists of the cost of our raw materials, direct labor and manufacturing overhead expenses. Our increase in cost of revenue is generally consistent with the increase in sales especially for granular fertilizer which contributed 42% of total sales and with a higher cost of materials used as compared to organic liquid fertilizer.

Gross Profit.

Our gross profit for three-month period ended June 30, 2010 recorded $11.9 million, increased by $2.9 million or 33%, as compared to the same period in 2009 which was reported $9 million. Overall gross profit margin for the three-month period ended June 30, 2010 was 34.7%, as compared to 42.7% for the same period in 2009. The decrease in overall gross profit margin was mainly due to the increase in organic granular compound fertilizer‘s sales which granular fertilizer sales incurred higher material costs and recorded a lower profit margin than liquid fertilizer.

Our organic granular compound fertilizer products recorded a gross profit margin of 20.3% for three-month period ended June 30, 2010, there was no significant change as compared with same period 2009, which recorded as 21.7%. There was slight decrease of gross profit margin organic liquid fertilizer products, which recorded a gross profit margin of 45% for the three-month period ended June 30, 2010, as compared with 53.3% for the same period in 2009. The decrease in gross profit margin was mainly due to the company has improved its formula of organic liquid fertilizer.  More raw materials used in new formula to enhance the quality of product, thus, the material costs increase accordingly.

Selling Expenses.

Our selling expenses consist primarily of advertising and promotion expenses, freight charges salaries and travelling expenses.  Our selling expenses were $1.3 million for the three-month period ended June 30, 2010 as compared to $0.6 million for the same period in 2009, an increase of $0.7 million. The increase in selling expenses was mainly due to significant increase in promotion expenses which were reported at $0.4 million, an increase of $0.37 million compared to the three-month period ended June 2009. This increase is in line with the increase in sales volume, and handling charges accordingly. There was slight increase in selling expenses as a percentage to net revenue, from approximately 3% for the three months ended June 30, 2009 to approximately 4% for three months ended June 30, 2010.

General and Administrative Expenses.

Our general and administrative expenses were $2.6 million for the three-month period ended June 30, 2010, an increased of $1.7 million, representing a 200% increase as compared to $0.87 million for the same period in 2009. General and administrative expenses consist primarily of staff costs, such as salaries and bonus, stock-based compensation expenses for management, professional fees, audit fees, rental and others. The increase in administrative expenses was primarily due to non-cash charges $0.81 million which related to shares option and stock granted to our director and management. Besides, franchise tax, insurance expenses, research and development costs  and audit fees increased by $0.18 million, $0.12 million, $0.26 million, $0.17 million, and $ 0.19 million respectively.

Income from Operations.

Income from operations was $8.0 million for the three months period ended June 30, 2010 and increased by $0.5 million or 7%, as compared to $7.5 million for the same period in 2009.  The increase was primarily because of the increase in gross profit by $2.9 million but offset by the increase in selling and general and administrative expenses by $0.7 million and $1.7 million respectively.

Other Income

Other income consists of the change in fair value of warrant classified as derivatives, recognition of gain on extinguishment of warrants classified as derivatives, interest income and exchange gain/loss. The increase in other income was mainly attributable to a non-cash charge of $13.3 million resulting from the change in the fair value of the warrants classified as derivative instruments and recognition of gain on extinguishment of warrants classified as derivatives of $1.6 million.

Income tax.

The Company incurred income tax expense of $1.5 million, representing an effective tax rate of 6.6%, for the three-month period ended March 31, 2010, as compared to 21.5% for the same period in 2009. The decrease in the effective tax rate was primarily caused by the non-taxable income from the gain on extinguishment of warrant liability of $1.6 million and gain on changes in fair value of warrants of $13.3 million, which in aggregate had a tax effect of 16.6% on the Company’s income before tax.

Net Income

We recorded a net income attributable to common shareholders of $21 million for the three-month period ended June 30, 2010 as compared to a net income of $5.9 million for the same period in 2009, increase of $15.6 million, or 266%. If we excluded the non-cash gain resulting from the change in the fair value of the warrants of $13.3 million, the gain on extinguishment of warrants classified as derivatives $1.6 million, and share based compensation expenses $1.3 million, we would have recorded a net income of $7.4 million, an effective increase of $1.4 million, or 24.4% growth, as compared to the same period in 2009.

Comparison of Six Months Ended June 30, 2010 and 2009

The following table summarizes the results of our operations during the six-month period ended June 30, 2010 and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the 2010 fiscal period to the 2009 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Dollar ($) Increase	Percentage (%) Increase
	2010	2009	(Decrease)	(Decrease)

Net Revenue	54,183	28,336	25,847	91%
Cost of Revenue	(35,800)	(16,012)	19,788	124%
Gross Profit	18,383	12,324	6,059	49%
Selling Expenses	(1,846)	(1,031)	815	79%
General and Administrative Expenses	(7,552)	(1,856)	5,696	307%
Income From Operations	8,985	9,437	(452)	(5)%
Other Income
Change in fair value of warrants	3,830	-	3,830	100%
Gain on extinguishment of warrants	1,629	-	1,629	100%
Others	11	3	8	267%
Income Tax	(2,665)	(2,316)	349	15%
Net income	11,790	7,124	4,666	65%
Net income attributable to non-controlling interest in a subsidiary	-	(481)	481	(100)%
Net income attributable to common stockholders	11,790	6,643	5,147	77%
Earning per Share
- Basic	0.66	0.53
- Diluted	0.61	0.53
Weighted average shares outstanding*
- Basic	17,953	12,504
- Diluted	19,307	12,504

*	As retroactively adjusted for the 1-for-4 reverse stock split on September 8, 2009 and the 2-for-1 forward stock split on February 1, 2010.

Net Revenue.

Our net revenue rose to $54.2 million for the six-month period ended June 30, 2010, an increase of approximately $25.8 million, or 91% as compared to $28.3 million for the same period in 2009. The increase in our net revenues was mainly attributable to the increase in sales of organic granular compound fertilizer which was reported as $25.3 million, increase by $18.2 million, or representing 259%, as compared with same period in 2009. Our traditional organic liquid fertilizer product reported net revenue of $28.9 million for six-month period ended June 30, 2010, an increase of $7.6 million, or 35.7%, as compared to $21 million for the same period in 2009. The increase in sales was mainly due to the introduction of a new product, organic granular compound fertilizer in second quarter of 2009. The Company received good market response since product launched, especially in the first half of 2010. Higher market demand on organic granular compound in first half year due to organic granular compound fertilizer used as base manure before seeding, whereas organic liquid fertilizer used when the plantation to grow, normally the demand on organic liquid fertilizer will increase from May onward. The introduction of organic granular compound fertilizer solved the seasoning problem which first half of 2010 is a slack season for traditional products, especially organic liquid fertilizer.

Cost of Revenue.

Our cost of revenue for the six-month period ended June 30, 2010 was recorded as $35.8 million, an increased by $19.8 million, or 124%, as compared to the same period in 2009. Our cost of revenue primarily consists of the cost of our raw materials, direct labor and manufacturing overhead expenses. The increase in the cost of revenue generally consistent with increase in sales, especially granular fertilizer, which has contributed 46.7% of total sales with higher material costs

Gross Profit.

Our gross profit for the six-month period ended June 30, 2010 increased by $6 million or 49%, the is generally in line with increased sales. Overall gross profit margin for the six-month period ended June 30, 2010 was 34%, where it was recorded as 43% for the same period in 2009. The slight decrease was due to increase in sales of organic granular compound fertilizer which has a lower profit margin earned.

 Our organic granular compound fertilizer products recorded a gross profit margin of 19.6% for the six-month period ended June 30, 2010, whereas our traditional organic liquid fertilizer products recorded a gross profit margin of 46.4%. Organic granular compound fertilizer products and organic liquid fertilizer products recorded 21.2% and 51% of gross profit margin respectively for the same period 2009. The Company has improved the composition of the organic liquid fertilizer products where more raw materials are used in new formula, thus the profit margin decreased accordingly.

Selling Expenses.

Selling expenses consist primarily of advertising and promotion expenses, freight charges and related compensation.  Our selling expenses were $1.8 million for the six-month period ended June 30, 2010 as compared to $1 million for the same period in 2009 representing an increase of $0.8 million, or 79%. The increase in selling expenses was mainly due to the increase in promotion expenses which reported as $0.44 million, an increase of $0.4 million as compared to the six months period ended June, 2009. There was slight decrease in selling expenses as a percentage to net revenue, from approximately 3% for the six months ended June 30, 2009 to approximately 4% for six months ended June 30, 2010.

General and Administrative Expenses.

Our general and administrative expenses were $7.6 million for the six-month period ended June 30, 2010, increased of $5.7 million, representing a 307% increase as compared to $1.9 million for the same period in 2009. General and administrative expenses consist primarily of staff costs, such as salaries and bonus, stock-based compensation expenses for management, professional fees, audit fees, rental and others. The increase in general and administrative expenses was primarily due to increase in non-cash compensation charge of $4.2 million as a result of the amortization of the stock granted to our directors and management under our option plan, and franchise tax of $0.2 million. In addition, increase in legal and professional fees, listing fees and audit fees were also incurred as a result of the successful listing of our shares on the NASDAQ Global Market.

Income from Operations.

Income from operations was $9.0 million for the six-month period ended June 30, 2010, as compared to $9.4 million for the same period in 2009, decrease of approximately $0.4 million, or 5%. See note 12 - Income Taxes - for the explanation of why the effective tax rate varied from the statutory rate.

Other Income.

Other income was consisted of the change in fair value of warrant classified as derivatives, interest income and exchange gain/loss. The increase in other income was mainly attributable to a non-cash charge of $3.8 million resulting from the change in fair value of warrants classified as derivative instruments and recognition of gain on extinguishment of Carlyle warrant liability of $1.6 million in June 2010.

Income tax.

We incurred income tax expense of $2.7 million, representing an effective tax rate of 18.4%, for the six-month period ended June 30, 2010, as compared to 24.5% for the same period in 2009. See note 12 - Income Taxes - for the explanation of why the tax rate varies from the statutory rate.

Net Income.

We recorded a net income of $11.8 million for the six-month period ended June 30, 2010 as compared to the net income of $7.1 million for the same period in 2009. If we excluded the non-cash charge resulting from the change in fair value of the warrants liability of $3.8 million, gain on extinguishment of warrant liability of $1.6 million, and stock compensation costs $4.2 million, we would have recorded a net income of $10.6 million, an effective increase of $3.5 million, or 49% growth, as compared to the same period in 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $51.7 million, an increase of $31.4 million, from $20.3 million as at December 31, 2009, which is principally attributable to the cash proceeds from public offering transaction in May, 2010 and the exercise of the warrants in June 2010. Our current assets totaled $140.3 million as of June 30, 2010, while our current liabilities totaled $6.4 million, which results in a current ratio of 20 times.

We had no bank loans or other interest bearing borrowings outstanding as of June 30, 2010.

We believe that our currently available working capital will be sufficient to maintain our operations at the current level and for at least the next twelve months.

Results of Operations (continued)

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended June 30
(in U.S. dollars)	2010	2009
Net cash generated in operating activities	1,048,159	8,039,316
Net cash used in investing activities	(516,555)	(3,037,508)
Net cash provided by financing activities	30,828,271	-
Net increase in cash and cash equivalent	31,359,875	5,001,808
Effect of exchange rate changes on cash and cash equivalents	65,571	(438,639)
Cash and cash equivalents at the beginning of the period	20,313,089	11,952,235
Cash and cash equivalents at the end of the period	51,738,535	16,515,404

Operating Activities

We generated $1 million of net cash from operating activities for the six-month period ended June 30, 2010, as compared to net cash generated of $8 million from operating activities for the same period in 2009. The decrease in net cash from operating activities was mainly attributable to the increase in advances to suppliers, increase in other payables, accrued expenses which amounted to $1.4 million, $4.4 million, $2 million respectively. The increase was offsetting with the decrease in accounts receivable, other receivable and accrued expenses.

Investing Activities:

Net cash used in investing activities was $0.52 million for six months ended June 30, 2010, which was an decrease of $2.5 million from the $3 million net cash used in investing activities for the same period in 2009. Net cash used in investing activities decreased was due to reduce in additional fixed assets and no acquisition of subsidiary activity as compared to the same period of last year.

Financing Activities

 Net cash generated from financing activities increase of $30.8 million, which is principally attributable to the cash proceeds from the public offering of 1,243,000 shares of our common stocks and the exercise of the warrants 186,450 shares with exercise price $16.10 per share with total consideration $20.1 million and on June 21, 2010, the Company received net proceeds $10 million from the exercise of the 2009 warrants, with 1,857,024 shares, exercise price $5.385 per share. The proceeds was netting off with listing expenses. No cash provided from financing activities in the same period of last year due to no financing activities incurred.

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

•
Inventories.  Inventories are valued at the lower of cost (determined on a weighted average basis) or net market value. Our management compares the cost of inventories with the net realizable value and an allowance is made for inventories with the net realizable value and an allowance is made for inventories with net realizable value, if lower than the cost.

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

•
Revenue Recognition.  Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Our revenue consists of invoiced value of goods, net of a value-added tax (“VAT”). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

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

Off-Balance Sheet Arrangements

None.

ITEM 3      Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments for any speculative, trading or hedging purposes. As of June 30, 2010, we did not have any interest bearing investment or borrowings. Because most of our transactions including sales and purchases are denominated and settled in RMB, any exchange rate change of RMB against U.S. dollar could have an effect on our financial results which are reported in U.S. dollars. If the RMB were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would correspondingly be reduced. If the RMB were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would correspondingly be increased.

ITEM 4 Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2010, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

During the course of the evaluation of the disclosure controls and procedures as of June 30, 2010 and in connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, management discovered it was necessary to adjust the previously reported results for the first quarter ended March 31, 2010 as a result of two accounting errors, which were the failure by the Company to account for 326,600 shares of common stock awarded to directors and officers for services during the quarter ended March 31, 2010 and incorrectly accounting for certain intercompany transactions for the quarter ended March 31, 2010.

As a result of these errors, management subsequently concluded that there was a material weakness in its disclosure controls and procedures and internal controls over financial reporting as of March 31, 2010. Management has identified this material weakness to be inadequate supervision and review of the financial reporting process relating to the preparation of US GAAP based financial statements. As a result, management has determined it is necessary to make changes in its internal controls over financial reporting, which would specifically entail providing further training to the Company’s finance team to improve their reporting skill levels with respect US GAAP technical issues. Additionally, management will enhance controls over the review of  its US GAAP prepared financial statements prior to their release giving added emphasis  to the identification and accounting  of unusual  transactions.

Due to the material weakness described above, management has determined to provide further training to the Company’s finance team and other relevant personnel of the Company in respect of identification of U.S. GAAP accounting guidance applicable to the Company’s financial statements in order to address the material weaknesses in our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

None

ITEM 4    OTHER INFORMATION

None

ITEM 5.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Purchase Agreement by and between Sinochem Fertilizer Co., Ltd. and the Company, dated as of May 5, 2010.(1)

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AGRITECH, INC.

Date: August 13, 2010	By:	/s/ Yu Chang
Yu Chang
Chief Executive Officer, President, Secretary and Chairman

Date: August 13, 2010	By:	/s/ Yau-Sing Tang
Yau-Sing Tang
Chief Financial Officer and Controller (Principal Financial Officer)