Form 10-Q
period 2010-09-30
CHINA AGRITECH INC
filed 2010-11-10
CIK 1166389

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

(86) 10-59621228
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,768,343

Contents	Page(s)
PART I: FINANCIAL INFORMATION
Item 1 Financial statements	1-16
Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations	17-27
Item 3 Quantitative and Qualitative Disclosure about Market Risk	27
Item 4 Controls and Procedures	27
PART II : OTHER INFORMATION
Item 1 Legal Proceedings	28
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3 Defaults Upon Senior Securities	28
Item 4 Removed and Reserved	28
Item 5 Other Information	28
Item 6 Exhibits	29
SIGNATURES	30-34

PART I: FINANCIAL STATEMENTS

CHINA AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$45,822,439	$20,313,089
Accounts receivable, net	62,202,350	39,256,098
Inventories	10,695,121	6,606,095
Advances to suppliers	20,596,768	25,348,687
Prepayments and other receivables	2,124,629	2,287,220
Total Current Assets	141,441,307	93,811,189

Property, plant and equipment, net	6,111,960	5,980,696
Construction in progress	500,466	424,006
Intangible assets, net	358,361	397,507
Prepayment of property, plant and equipments	1,640,931	—

Total Assets	$150,053,025	$100,613,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,017,607	$62,616
Accrued expenses and other payables	2,490,017	1,394,357
Warrant liabilities	—	20,157,869
Taxes payable	1,618,034	1,695,665
Total Current Liabilities	6,125,658	23,310,507

Stockholders’ Equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized, 20,766,243 and 17,002,542* shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	20,766	17,003
Additional paid in capital	85,444,351	34,698,079
Statutory reserves	2,195,818	2,195,818
Accumulated other comprehensive income	7,974,120	5,723,265
Retained earnings	48,292,312	34,668,726
Total Equity	143,927,367	77,302,891

Total Liabilities and Stockholders’ Equity	$150,053,025	$100,613,398

*	Retroactively adjusted for the 2-for-1 forward stock split on February 1, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
Net revenue	$23,890,139	$27,043,952	$78,072,861	$55,379,939
Cost of revenue	(14,908,509)	(17,447,653)	(50,708,186)	(33,460,130)
Gross profit	8,981,630	9,596,299	27,364,675	21,919,809
Operating expenses:
Selling expenses	(823,816)	(727,593)	(2,670,090)	(1,758,305)
General and administrative expenses	(4,086,648)	(1,694,715)	(11,656,492)	(3,550,228)
Total operating expenses	(4,910,464)	(2,422,308)	(14,326,582)	(5,308,533)

Income from operations	4,071,166	7,173,991	13,038,093	16,611,276
Other expense/(income)
Interest expenses	(39,625)	9,065	(11,184)	15,089
Exchange (loss)/ gain	(100,635)	299	(99,570)	(2,757)
Gain on extinguishment of warrant classified as derivatives	—	—	1,629,465	—
Changes in fair value of warrants classified as derivatives	—	—	3,829,985	—
Total other expense/(income)	(140,260)	9,364	5,348,696	12,332

Income before income taxes	3,930,906	7,183,355	18,386,789	16,623,608
Income taxes expenses	(2,097,616)	(1,473,260)	(4,763,204)	(3,789,496)
Net income	1,833,290	5,710,095	13,623,585	12,834,112
Net income attributable to non-controlling interest in a subsidiary	—	—	—	(481,452)
Net income attributable to China Agritech’s common stockholders	1,833,290	5,710,095	13,623,585	12,352,660
Other comprehensive income:
Foreign currency translation adjustment	1,571,393	110,815	2,250,855	(13,526)
Comprehensive income	3,404,683	5,820,910	15,874,440	12,339,134
Comprehensive income attributable to non-controlling interest in a subsidiary	—	—	—	8,403
Comprehensive income attributable to China Agritech’s common stockholders	$3,404,683	$5,820,910	$15,874,440	$12,347,537

Net income per share:
- Basic	$0.09	$0.41 *	$0.73	$0.93 *
- Diluted	$0.09	$0.41 *	$0.69	$0.93 *

Weighted average number of shares outstanding:
- Basic	20,607,623	14,096,126 *	18,755,182	13,239,606 *
- Diluted	20,632,968	14,096,126 *	19,662,097	13,239,606 *

*	Retroactively adjusted for the 2-for-1 forward stock split on February 1, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRITECH, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS FOR NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$13,623,585	$12,834,112
Adjustments to reconcile net income to cash provided by operating activities:
Share based compensation	5,513,125	2,703
Changes in fair value of warrants classified as derivatives	(3,829,985)	—
Gain on extinguishment of warrant classified as derivatives	(1,629,465)	—
Depreciation and amortization of property, plant and equipment	612,271	508,312
Amortization of intangible assets	47,996	—
Allowance for doubtful debts	1,491,820	452,958
Decrease / (Increase) in current assets:
Accounts receivable	(23,261,070)	(12,080,214)
Inventories	(4,089,027)	(8,731,639)
Advances to suppliers	4,751,919	5,874,503
Prepayments and other receivable	(1,014,409)	579,412
Increase in current liabilities:
Accounts payable	1,954,991	7,950,480
Tax payables	(77,631)	875,900
Accrued expenses and other payables	1,095,660	1,880,903
Net cash (used)/ provided by operating activities	(4,810,220)	10,147,430

Cash flows from investing activities:
Prepayment for property, plant and equipment	(1,640,931)	—
Acquisition of property, plant and equipment	(743,535)	(2,201,642)
Construction in progress	(76,460)	155,780
Acquisition of 10% interest of Pacific Dragon	—	(1,000,000)
Net cash used in investing activities	(2,460,926)	(3,045,862)

Cash flows from financing activities:
Issuance of shares for cash in public offering	20,828,197	—
Proceeds from exercise of warrants	10,000,074	—
Net cash provided by financing activities	30,828,271	—

Net increase in cash and cash equivalents	23,557,125	7,101,568
Effect of exchange rate change on cash and cash equivalents	1,952,225	(39,981)
Cash and cash equivalents, beginning of period	20,313,089	11,952,235

Cash and cash equivalents, end of period	$45,822,439	$19,013,822

Supplement disclosure of cash flow information:
Cash paid for income tax	$4,789,023	$3,013,389
Cash paid for interest	—	—

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             ORGANIZATION AND DESCRIPTION OF BUSINESS

China Agritech, Inc. (the “Company” or “China Agritech”) is a holding company whose direct and indirect subsidiaries manufacture and sell organic liquid compound fertilizers, organic granular compound fertilizers and related agricultural products. The Company conducts its business operations primarily through its subsidiaries, including Anhui Agritech Agriculture Development Limited (“Anhui Agritech”), Beijing Agritech Fertilizer Ltd. (“Beijing Agritech”), Xinjiang Agritech Agriculture Resources Co., Ltd (“Xinjiang Agritech”), China Tailong Holdings Company Limited (“Tailong”) and Pacific Dragon Fertilizer Co. Ltd. (“Pacific Dragon”). The Company’s revenues are derived from the sale of fertilizers and related agricultural products to customers.

Changes in Capital Structure

On February 1, 2010, the Company effected a 2 for 1 forward split of its common stock on the basis of two shares for every one outstanding shares, so that every outstanding share of common stock before the forward stock split was converted into two shares of common stock after the forward stock split. Except as otherwise noted, all references to common share and per common share amounts (including warrant and option shares, shares reserved for issuance and applicable exercise prices) for all periods presented in these consolidated financial statements have been retroactively restated to reflect the Company’s forward split.

2.             BASIS OF PRESENTATION

These consolidated financial statements include the accounts of China Agritech and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These interim consolidated financial statements for the three and nine months periods ended September 30, 2010 and 2009 are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included.  The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008, and accompanying footnotes included in Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

On February 1, 2010, the Company effected a 2-for-1 forward split of its common stock. The weighted average number of shares for the purposes of calculating the earnings per share has been retroactively adjusted as forward split had taken effect as of the beginning of the earliest period presented.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4              EARNINGS PER SHARE (CONTINUED)

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income available to common stockholders for calculation of basic and diluted EPS	$1,833,290	$5,710,095	$13,623,585	$12,352,660

Weighted average number of shares:
- Basic	20,607,623	14,096,126	18,755,182	13,239,606
- Effect of dilutive securities – options and warrants	25,345	—	906,915	—
- Diluted	20,632,968	14,096,126	19,662,097	13,239,606

The dilutive earnings per share computation for both three and nine months ended September 30, 2010 excluded options to purchase up to 760,000 shares of common stock, because their effects were anti-dilutive.

The dilutive earnings per share computation for both three and nine months ended September 30, 2009, excluded options and warrants to purchase 271,960 shares of common stock because their effects were anti-dilutive.

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

The Company had no assets and liabilities measured at fair value on a recurring basis as of September 30, 2010.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Carrying	Using Input
December 31, 2009	value	Level 1	Level 2	Level 3
Warrant Liability	$20,157,869	$—	$20,157,869	$—
Total	$20,157,869	$—	$20,157,869	$—

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2010 or December 31, 2009.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.             FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

Derivative Instruments – Warrants

As of December 31, 2009, the Company’s only derivative instruments included warrants, the exercise price of which are denominated in a currency other than the Company’s functional currency, as follows:

▪
1,857,024 warrants (“2009 Warrants”) exercisable at approximately $5.385 per share at any time during the period from April 19, 2010 through April 2012, that were issued in connection with a private placement of the Company’s common stock completed in October 2009.

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

The risk-free rate of return reflected the interest rate for U.S. Treasury Note with similar time-to-maturity to that of the warrants

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.             ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Accounts receivable	$63,286,133	$40,025,063
Less: Allowance for doubtful accounts	(1,083,783)	(768,965)
	$62,202,350	$39,256,098

7.             INVENTORIES

Inventories consist of the following

	September 30, 2010	December 31, 2009
	(Unaudited)
Raw Materials	$6,189,098	$4,166,380
Work in progress	571,569	—
Packing materials	178,543	85,342
Finished goods	3,755,911	2,354,373
	$10,695,121	$6,606,095

8.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Building	$1,081,656	$1,060,298
Manufacturing machinery	6,163,124	5,840,901
Leasehold improvements	501,428	440,092
Office equipment	286,585	223,298
Motor vehicles	904,918	629,587
	8,937,711	8,194,176
Less: Accumulated depreciation and amortization	(2,825,751)	(2,213,480)
Net book value	$6,111,960	$5,980,696

Depreciation expense for the three months ended September 30, 2010 and 2009 was $249,416 and $188,203 respectively. Depreciation expense for nine months ended September 30, 2010 and 2009 was $612,271 and $508,312, respectively.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.             PREPAYMENT OF PROPERTY, PLANT AND EQUIPMENT

The prepayment of property, plant and equipments mainly comprised a deposit paid to acquire two unit office lots located in the Zhonghong International Business Garden, Future Business Centre, Beijing, China. One of the unit office lots was acquired from a related party, Ms. Xiaorong Teng (a director of the Company)(Note 16). The Company has fully settled the acquisition price of $1,490,806 as of September 30, 2010. The Company has obtained the strata title on November 3, 2010.

Another office lot is being acquired from a third party for a total consideration of $1,449,022. As of September 30, 2010, the Company has paid 10.3% deposit for the acquisition.

10.           INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
License for manufacture and sale of fertilizer products	$440,100	$440,100
Less: Accumulated amortization	(89,839)	(42,593)
Effect of foreign currency exchange difference	8,100	—
Net book value	$358,361	$397,507

Amortization expense for three months ended September 30, 2010 and 2009 was $15,943 and nil respectively. Amortization expense for nine months ended September 30, 2010 and 2009 was $ 47,996 and nil respectively.

11.           ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Accrued expenses	$761,926	$439,028
Other payables	1,728,091	955,329
	$2,490,017	$1,394,357

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.           TAXES PAYABLE

	September 30, 2010	December 31, 2009
	(Unaudited)
Income tax payable	$1,384,691	$1,281,775
Value added tax payable	218,884	397,118
Others	14,459	16,772
	$1,618,034	$1,695,665

13.           INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

The Company’s operating subsidiaries are subject to PRC enterprise income tax (“EIT”).  Before January 1, 2008, the PRC EIT rate was generally 33%. In March 2007, the PRC government enacted a new PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated related regulation, Implementation Regulations for the PRC Enterprise Income Tax Law. The New EIT Law and Implementation Regulations became effective from January 1, 2008. The New EIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Beijing Agritech and Anhui Agritech, as wholly foreign-owned enterprises, have continued to be entitled to a tax exemption for the two years ended December 31, 2009 and 2008 and a 50% reduction on its respective EIT rate for the ensuing three years ended December 31, 2010 through 2012.

The provision for income taxes for three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Provision for current income tax – China	$2,097,616	$1,473,260	$4,763,204	$3,789,496

As of September 30, 2010 and December 31, 2009, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

The following table reconciles the theoretical tax expense calculated at the statutory tax rate to the Company’s effective tax expense for the three and nine months ended September 30, 2010 and 2009:

(in thousands)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Theoretical tax expense at PRC statutory tax rate of 25%	$983	$1,796	$4,597	$4,156
Non-deductible expenses	1,115	232	2,454	443
Non-taxable income	—	—	(1,365)	—
Tax holiday	—	(555)	(923)	(810)
Effective tax expense	$2,098	$1,473	$4,763	$3,789

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.           INCOME TAXES (CONTINUED)

Non-taxable income for the nine months ended September 30, 2010 consisted of the change in fair value of warrants of $3,829,985 and gain on extinguishment of warrant liability of $1,629,465.

Non-deductible expenses for the three months ended September 30, 2010 primarily consisted of the share-based compensation of $1,288,743 and other operating expenses incurred in other tax jurisdiction where no tax benefit would be realized. Non-deductible expenses for the nine months ended September 30, 2010 primarily consisted of the share-based compensation of $5,513,125 and other operating expenses incurred in other tax jurisdiction where no tax benefit would be realized.

Currently, the Company has considered share based compensation to be a non-deductible expense and has treated it as such in the computations of the estimated tax provisions. The Company intends to pursue the deductibility of this expense with appropriate government officials and if successful negotiations ensue, these expenses could at least in part be deductible. Should this occur, future tax provisions would reflect the change in this treatment and the revised treatment would be applied to those expenses currently considered non-deductible.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.           COMMON STOCK AND WARRANTS

Common Stock Transactions

On April 28, 2010, the Company entered into an underwriting agreement with Rodman & Renshaw Capital Group, Inc. (the “Underwriter”), pursuant to which the Company agreed to issue and sell 1,243,000 shares of our common stock (the “Firm Shares”), to the Underwriter at a price per share of $16.10. In addition, the Company granted the Underwriter an option to purchase up to an additional 186,450 shares to cover over-allotments (“Option Shares”), if any, at the same price as the Firm Shares. The sale of the Firm Shares and Option Shares was consummated on May 4, 2010. Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $21 million.

During the nine months ended September 30, 2010, the Company issued 150,627 and 1,857,024 shares of common stock for the cashless exercise of 277,000 options and for the exercise of warrants at $5.385 per share for cash, respectively.

Common Stock Purchase Warrants

A summary of the warrants outstanding as of September 30, 2010, and changes during the nine months ended September 30, 2010 are presented below:

	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Outstanding at December 31, 2009*	1,857,024	$5.385	2.50
Issued	—
Forfeited	—
Exercised	(1,857,024)	$5.385
Outstanding at September 30, 2010	—

*	Retroactively adjusted for the 2-for-1 forward stock split on February 1, 2010.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.           STOCK OPTIONS AND SHARE-BASED COMPENSATION

A summary of the stock options, which were granted under the Company’s 2008 Equity Incentive Plan (the “Plan”), and changes during the nine months ended September 30, 2010 are presented below:

	Underlying shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009*	517,500	$11.64	4.80 years
Granted	781,100	$14.01
Exercised	(277,000)	$11.48
Outstanding at September 30, 2010	1,021,600	$13.45	4.52 years	$20,500
Exercisable at September 30, 2010	2,500	$3.36	3.65 years	$16,975

*	Retroactively adjusted for the 2-for-1 forward stock split on February 1, 2010

On January 12, 2010, the Company awarded an aggregate of 326,600 shares (as adjusted for the 2-for-1 forward stock split on February 1, 2010) common stock to certain directors and officers in consideration for services rendered to the Company, with varying vesting periods among different grantees in accordance with the terms of the agreements entered into by the Company and the grantees.

The fair value of the options granted during the nine months ended September 30, 2010 has been estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock, and reflect the assumption that the historical volatilities are indicative of future trends, which may not necessarily be the actual outcome. Expected term of each option award represents the period of time that options granted are expected to be outstanding and is estimated based on the historical exercise behavior of separate groups of employees or officers. The risk-free rate reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the options.

Expected term (year)	1
Expected volatility	145.6%
Expected dividend yield	0%
Risk-free rate	0.36%

As of September 30, 2010, a total of $6.5 million unrecognized compensation cost related to non-vested options and restricted shares of common stock under the Plan is expected to be recognized over a weighted average period of 3 years. The total fair value of options and common stock vested under the Plan and recognized as administrative expenses for the nine months ended September 30, 2010 and 2009 was $5,513,125 and $2,703 respectively. The total compensation cost for three-month period ended September 30, 2010 and 2009 was $1,288,743 and nil, respectively.

The Company has obtained the approval of the stockholders to adopt the China Agritech, Inc. 2010 Omnibus Securities and Incentive Plan (the “2010 Plan”). The purpose of the 2010 Plan is to attract and retain qualified individuals for positions of substantial responsibility with the Company and to provide incentive to such individuals to promote the success of the Company’s business. Awards under the Plan, which provide for the issuance of shares of the Company’s common stock, will be limited to an aggregate of 2,100,000 shares of Common Stock in any calendar year.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.           STOCK OPTIONS AND SHARE-BASED COMPENSATION (CONTINUED)

The 2010 Plan permits the grant of options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards.  The exercise price per share with respect to each option and each stock appreciation rights is determined by the administrator, provided that the exercise price per share cannot be less than the fair market value of a share on a grant date.

16.           RELATED PARTY TRANSACTIONS

On January 6, 2005, the Company’s subsidiary Pacific Dragon entered into a license agreement with Mr. Yu Chang, our Chairman, Chief Executive Officer and President. Under this license agreement, Mr. Chang granted an exclusive license to Pacific Dragon for the use of certain know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis. On December 3, 2005, Mr. Chang and Pacific Dragon entered into another license agreement pursuant to which the term of the license was extended to a permanent license. This renewal license agreement extends the terms of such license agreement and extended until December 31, 2011.

On April 28, 2010, the Company’s subsidiary, Beijing Agritech entered into a similar license agreement with Mr. Yu Chang regarding granted an exclusive license to Beijing Agritech for the use of certain know-how in manufacturing organic liquid compound fertilizer on a royalty-free basis for three years period from the date of agreement. The Company continues to refine the manufacturing know-how of the product at its expense. In order to improve the production technology and speed up the step of changing products, the Company has continued to develop the manufacturing know-how of the product at its expense. The Company considers that the know-how would have had an insignificant value without the Company’s development initiatives.

Pacific Dragon has entered into a tenancy agreement with a related party, Yinlong Industrial Co. Ltd. (“Yinlong”), a former minority shareholder previously holding 10% equity interest in Pacific Dragon which is owned and controlled by Mr. Yu Chang and Ms. Xiaorong Teng, to lease two factory plants and one office building with a total floor area of 7,018 square meters for a term of 10 years from January 1, 2004 to December 31, 2013 at an annual rent of RMB 1,200,000 (equivalent to $144,578). The monthly rental amount includes substantial monthly utilities expenses incurred by two factory plants and one office building which rented by Pacific Dragon. With the development of Pacific Dragon and the expanding of the business, the utilities expenses as accounted for the rate of rent increase year by year. The tenancy agreement was revised by increasing the annual rent to RMB 3,600,000 (equivalent to $518,940) effective on July 1, 2005. The monthly rental amount includes substantial monthly utilities expenses incurred by two factory plants and one office building rented by Pacific Dragon.

On July 2, 2007, Beijing Agritech entered into a tenancy agreement with Ms. Xiaorong Teng (a director of the Company) to lease an office with a total floor area of 780 square meters for a term of 5 years from February 1, 2007 to February 1, 2012 at an annual rent of RMB 492,000 (equivalent to approximately $70,922) effective on July 2, 2007. Such tenancy agreement was terminated on August 31, 2010.

On September 27, 2010, YiNong Agriculture Co. Ltd. (the Company’s newly established subsidiary) has entered into sales and purchase agreement with Ms. Xiaorong Teng to acquire an office lot located in the Zhonghong International Business Garden, Future Business Centre, Beijing, China for a total consideration of RMB9,978,624 (equivalent to $1,490,806). The total floor area for the office lot is 780 square meters. The acquisition price was determined by reference to the valuation carried out by an international independent firm of professional appraisers, “Knight Frank Petty Ltd.” using a “direct comparison approach”, with reference to sales evidence as available on the market and assumed sale of the property interests with the benefit of vacant possession.

CHINA AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.          RISK OF CONCENTRATIONS

Four customers accounted for 20.1% of the Company’s net revenue for nine months ended September 30, 2010, each individually accounting for approximately 7.9%, 4.6%, 4.4% and 3.2%, respectively, of the Company’s net revenue. There was no individual customer that accounted for 10% or more of the Company’s net revenue for the nine months ended September 30, 2009.

Four suppliers provided 50% of the Company’s dollar value of raw materials purchased for the nine months period ended September 30, 2010, with each individually accounting for approximately 19.0%, 11.0%, 11.0%, and 9.0%, respectively.

18.          SEGMENT AND ENTITY-WIDE INFORMATION

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue from unaffiliated customers:
Organic liquid fertilizers	$14,190,212	$15,554,809	$43,102,624	$36,533,864
Organic granular fertilizers	9,699,927	11,489,143	34,970,237	18,846,075
Total	$23,890,139	$27,043,952	$78,072,861	$55,379,939

Gross profit:
Organic liquid fertilizers	$6,822,637	$7,317,629	$20,251,086	$18,117,932
Organic granular fertilizers	2,158,993	2,278,670	7,113,589	3,801,877
Total	$8,981,630	$9,596,299	$27,364,675	$21,919,809

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Report”) to the “Company,” “China Agritech,” “we,” “us” or “our” are references to the combined business of China Agritech, Inc. and its consolidated subsidiaries. References to “Tailong” are references to our wholly-owned subsidiary, China Tailong Holdings Company Limited; references to “Pacific Dragon” are to Tailong’s wholly owned subsidiary, Pacific Dragon Fertilizers Co. Ltd.; references to “CAI” are to our wholly owned subsidiary, CAI Investment Inc.; references to “Beijing Agritech” are to our wholly-owned indirect subsidiary, Agritech Fertilizer Ltd.; references to Anhui Agritech are to our wholly-owned subsidiary, Anhui Agritech Agriculture Development Limited  and references to “Beijing Agritech” are to Xinjiang Agritech Agricultural Resources Company Limited (“Xinjiang Agritech”) our wholly owned indirect subsidiary;  references to “Diamond King” are references to our wholly – owned subsidiary, Diamond King Group Limited; references to “CAI HK” are to Dimond King’s wholly owned subsidiary, China Agritech Investment Limited; references to “YiNong” are to CAI HK’s wholly owned subsidiary, YiNong Agriculture Company Limited. References to “China” or “PRC” are references to the People’s Republic of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollars are to the United States dollar, the legal currency of the United States.

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

Our Business

We manufacture and sell organic liquid compound fertilizers, organic granular compound fertilizers and related agricultural products in the PRC through our direct and indirect subsidiaries: Anhui Agritech, Beijing Agritech  Tailong and Pacific Dragon.

Our main products include spray, water-flush, dip and granular fertilizer products and other customized, crop specific fertilizers that are tailored to our customer’s specific requirements. Our liquid fertilizer products can be applied on a widespread basis via spraying by machine or aircraft.  Our products have been recognized for their quality and effectiveness by leading industry associations and have been certified by the PRC government at the national level, which is an endorsement of the effectiveness of the products in all regions of the PRC.

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

The demand for our products has steadily increased. Our annual production as of September 30, 2010 was approximately 200,000 metric tons, consisting of 100,000 metric tons in Anhui, 50,000 metric tons in Harbin, and 50,000 tons in Xinjiang.

We currently plan to build and operate approximately 10 and 45 branded large-scale distribution centers in 2010 and 2011, respectively, in central and eastern provinces of the PRC to sell our organic fertilizers and third party sourced products, including seeds, pesticides, and other agricultural products to franchised retail stores. We believe that our planned distribution centers and franchised retail stores in the PRC could enable us to introduce farmers, especially individual farmers, to our products, to educate them about the benefits of organic fertilizer over chemical fertilizer, and to teach them how to properly use our products in a more cost effective manner. Our anticipated schedule of building and operating these branded distribution centers depends upon a variety of factors, many of which are outside of our control. Accordingly, our current build-out schedule, may change.

China is the principal market for our products, which are primarily sold to farmers through distributors in 28 provinces in China: Hainan, Anhui, Hubei, Jiangsu, Jiangxi, Guangxi, Liaoning, Shanxi, Heilongjiang, Hebei, Jilin, Shandong, Inner Mongolia, Henan, Sichuan, Guangdong, Xinjiang, Yunnan, Chongqing, Beijing, Shanghai, Tianjin, Ningxia, Shan'xi, Hunan, Fujian, Zhejiang and Guizhou.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

The following table summarizes the results of our operations during the three months period ended September 30, 2010 and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the 2010 fiscal period to the 2009 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Dollar ($) Increase	Percentage (%) Increase
	2010	2009	(Decrease)	(Decrease)
Net Revenue	$23,890	$27,044	$(3,154)	(12)%
Cost of Revenue	(14,908)	(17,448)	(2,540)	(15)%
Gross Profit	8,982	9,596	(614)	(6)%
Selling Expenses	(824)	(727)	97	13%
General and Administrative Expenses	(4,087)	(1,695)	2,392	141%
Income From Operations	4,071	7,174	(3,103)	(43)%
Other expenses/ (income)
Change in fair value of warrants classified as derivatives	—	—	—	—
Gain on extinguishment of warrants classified as derivatives	—	—	—	—
Others	(140)	9	(149)	(1656)%
Income Tax	(2,098)	(1,473)	625	(42)%
Net income	1,833	5,710	(3,877)	(68)%
Net income attributable to non-controlling interest in a subsidiary	—	—	—	—
Net income attributable to common stockholders	$1,833	$5,710	$(3,877)	(68)%
Earning per Share
- Basic	0.09	0.41
- Diluted	0.09	0.41
Weighted average shares outstanding*
- Basic	20,608	14,096
- Diluted	20,633	14,096

*	Retroactively adjusted for the 2-for-1 forward stock split on February 1, 2010.

Net Revenue.

Our net revenue of $23.9 million for the three-month period ended September 30, 2010, represented a slight decrease of $3.2 million, or 12% as compared to $27 million for the same period in 2009. Sales of organic granular compound fertilizer equaled $9.7 million, a decrease of $1.8 million or 16% compared to the same period in 2009.  Sales of organic liquid fertilizer equaled $14.2 million for the three-month period ended September 30, 2010 representing a decrease of $1.4 million compared to sales of $15.6 million in the same period in 2009.

Normally the third quarter is a slack season for organic granular compound fertilizer since it is used as a base manure before seeding. The decline in sales in third quarter 2010 was due to the Company tightening its credit policy in order to reduce credit sales and encourage cash sales. The decrease in granular sales was also a result of the bad weather in China, which prevented many crops from being planted. As a result, the demand for fertilizer decreased accordingly.

Cost of Revenue.

           Our cost of revenue for the three-month period ended September 30, 2010 decreased by $2.5 million, or 15%, as compared to the same period in 2009. Cost of goods sold equaled $14.9 million as compared to $17.4 million in the same period in 2009. Our cost of revenue primarily consists of the cost of our raw materials, direct labor and manufacturing overhead expenses. Our decrease in cost of revenue is generally consistent with the decrease in sales.

Gross Profit.

Our gross profit for three-month period ended September 30, 2010 equaled $9 million, a decrease of $0.6 million or 6%, as compared to $9.6 million in the same period in 2009. Overall gross profit margin for the three-month period ended September 30, 2010 was 38%, as compared to 35% for the same period in 2009. The increase in overall gross profit margin was mainly due to the decrease of the percentage that sales of the comparatively lower-margined organic granular product represented to total sales.

Specifically, organic granular compound fertilizer products reflected a gross profit margin of 22% for three-month period ended September 30, 2010, higher than the 20% margin in the same period in 2009. The increase in gross profit margin of organic granular compound fertilizer products was due to increase in average selling price from RMB2,377 (equivalent to $349) per ton to RMB 2,500 (equivalent to $367) per ton. Organic liquid fertilizer had a gross profit margin of 48% compared with 47% for the same period in 2009.

Selling Expenses.

Our selling expenses consist primarily of advertising and promotion expenses, freight charges, salaries and travelling expenses.  Our selling expenses were $0.8 million for the three-month period ended September 30, 2010 as compared to $0.7 million for the same period in 2009, an increase of $0.1 million. The increase in selling expenses was mainly due to an increase in promotion and advertising expenses of $0.1 million for a total of $0.25 million, compared to the three-month period ended September 30, 2009.

Selling expenses as a percentage to net revenue remained at 3% for the three-month period ended September 30, 2010 and same period in 2009.

General and Administrative Expenses.

Our general and administrative expenses were $4.1 million for the three-month period ended September 30, 2010, an increase of $2.4 million, representing a 141% increase as compared to $1.7 million for the same period in 2009. General and administrative expenses consist primarily of staff costs, such as salaries and bonus, stock-based compensation expenses for management, professional fees, audit fees, rental and others. The increase in administrative expenses was primarily due to non-cash charges of $1.3 million incurred in connection with options and stock granted to a directors and management. The additional allowance for doubtful debts of $1.5 million was booked in third quarter 2010 based on the Company provision for doubtful debts policy and specific provision for certain receivables.

Other Expenses

Other expenses mainly comprise foreign exchange loss.

Income tax.

We incurred income tax expense of $2.1 million, representing an effective tax rate of 53.4%, for the three-month period ended September 30, 2010, as compared to 20.6% for the same period in 2009. Please refer to Note 13 for details explanation of change of effective tax rate.

Net Income

We recorded a net income of $1.8 million for the three-month period ended September 30, 2010 as compared to a net income of $5.7 million for the same period in 2009, a decrease of $3.9 million, or 68%. If we excluded the non-cash charges, share based compensation expenses of $1.3 million, we would have recorded a net income of $3.1 million, a decrease of $2.6 million, or 45%, as compared to the same period in 2009.

Comparison of Nine Months Ended September 30, 2010 and 2009

The following table summarizes the results of our operations during the nine-month period ended September 30, 2010 and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the 2009 fiscal period to the 2010 fiscal period:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Dollar ($) Increase	Percentage (%) Increase
	2010	2009	(Decrease)	(Decrease)
Net Revenue	78,073	55,379	22,694	41%
Cost of Revenue	(50,708)	(33,460)	17,248	52%
Gross Profit	27,365	21,919	5,446	25%
Selling Expenses	(2,670)	(1,758)	912	52%
General and Administrative Expenses	(11,656)	(3,550)	8,106	228%
Income From Operations	13,039	16,611	(3,572)	(22)%
Other Income
Change in fair value of warrants classified as derivatives	3,830	－	3,830	100%
Gain on extinguishment of warrants classified as derivatives	1,629	－	1,629	100%
Others	(111)	12	(123)	(1025)%
Income Tax	(4,763)	(3,789)	974	26%
Net income	13,624	12,834	790	6%
Net income attributable to non-controlling interest in a subsidiary	－	(481)	481	(100)%
Net income attributable to common stockholders	13,624	12,353	1,271	10%
Earning per Share
- Basic	0.73	0.93
- Diluted	0.69	0.93
Weighted average shares outstanding*
- Basic	18,755	13,240
- Diluted	19,662	13,240

*	Retroactively adjusted for the 2-for-1 forward stock split on February 1, 2010.

Net Revenue.

Our net revenue rose to $78.1 million for the nine-month period ended September 30, 2010, an increase of approximately $22.7 million, or 41% as compared to $55.4 million for the same period in 2009. The increase in our net revenue was mainly attributable to the increase in sales of organic granular compound fertilizer equaling $35.0 million, an increase of $16.1 million, or 86%, as compared with same period in 2009. Net revenue for our traditional organic liquid fertilizer product equaled $43.1 million for nine-month period ended September 30, 2010, an increase of $6.6 million, or 18%, as compared to $36.5 million for the same period in 2009. The increase in sales was mainly due to the introduction of a new product, organic granular compound fertilizer in the second quarter of 2009. The Company received good market response since the product was launched, especially in the first half of 2010. There is higher market demand for organic granular compound in first half year since organic granular compound fertilizer is used as a base manure before crop seeding, compared to organic liquid fertilizer which is applied during the growth period, in May and beyond. The introduction of organic granular compound fertilizer solved the seasonal problem in which the first half of a year is a slack season for traditional products, especially organic liquid fertilizer. The increase in sales of organic liquid fertilizer was due to strong demand from the market during the third quarter, the traditional peak season for this product.

Cost of Revenue.

           Our cost of revenue for the nine-month period ended September 30, 2010 equaled $50.7 million, an increase of $17.2 million, or 52%, as compared to the same period in 2009. Our cost of revenue primarily consists of the cost of our raw materials, direct labor and manufacturing overhead expenses. The increase in the cost of revenue is generally consistent with an increase in sales, especially granular fertilizer, which represents 44.8% of total sales with higher material costs.

Gross Profit.

Our gross profit for the nine-month period ended September 30, 2010 increased by $5.4 million or 25%, in line with the increase in sales. Overall gross profit margin for the nine-month period ended September 30, 2010 was 35%, as compared to 40% for the same period in 2009. The slight decrease was due to an increase in sales of organic granular compound fertilizer which has a lower profit margin.

Our organic granular compound fertilizer products had a gross profit margin of 20% for the nine-month period ended September 30, 2010, as compared to 47.1% for our traditional organic liquid fertilizer products. Gross profit margin for our organic granular compound fertilizer products and organic liquid fertilizer products was 20% and 50%, respectively for the same period 2009. The slight decline in gross profit margin of organic liquid fertilizer was due to the changed composition of the organic liquid fertilizer products which lowered the profit margin.

Selling Expenses.

Selling expenses consist primarily of advertising and promotion expenses, freight charges and related compensation.  Our selling expenses were $2.7 million for the nine-month period ended September 30, 2010 as compared to $1.8 million for the same period in 2009 representing an increase of $0.9 million, or 52%. The increase in selling expenses was mainly due to a $0.4 million increase in promotion and advertising expenses totaling $0.85 million as compared to the nine month period ended September, 2009. No significant change in selling expenses as a percentage to net revenue, which equaled 3% for the nine-month period ended September 30, 2010 and 2010.

General and Administrative Expenses.

Our general and administrative expenses were $11.7 million for the nine-month period ended September 30, 2010, an increase of $8.1 million, or 228% increase as compared to $3.6 million for the same period in 2009. General and administrative expenses consist primarily of staff costs, such as salaries and bonus, stock-based compensation expenses for management, professional fees, audit fees, rental and allowance for doubtful debts. The increase in general and administrative expenses was primarily due to an increase in non-cash compensation charge of $5.5 million for the amortization of stock granted to our directors and management, and additional allowances for doubtful debts $1.5 million.

Income from Operations.

Income from operations was $13.0 million for the nine-month period ended September 30, 2010, as compared to $16.6 million for the same period in 2009, a decrease of approximately $3.6 million, or 22%. The decrease in income from operation was mainly due to increase in administrative expenses primarily comprised share-based compensation to management of $5.5 million and additional allowance for doubtful debts of $1.5 million.

Other Income.

Other income consisted of the change in fair value of warrant classified as derivatives, interest income and exchange gain/loss. The increase in other income was mainly attributable to a non-cash charge of $3.8 million resulting from the change in fair value of warrants classified as derivative instruments and recognition of gain on extinguishment of a warrant liability of $1.6 million in June 2010.

Income tax.

We incurred income tax expense of $4.8 million, representing an effective tax rate of 25.9%, for the nine-month period ended September 30, 2010, as compared to 22.8% for the same period in 2009. Please refer to Note 13 for a detailed explanation of the change in the effective tax rate.

Net Income.

We recorded a net income of $13.6 million for the nine-month period ended September 30, 2010 as compared to net income of $12.8 million for the same period in 2009. If we excluded the non-cash charge resulting from the change in fair value of the warrant classified as derivatives of $3.8 million (nine-month period 2009: nil), gain on extinguishment of warrant classified as derivatives of $1.6 million (nine-month period 2009: nil), stock compensation costs $5.5 million (nine-month period 2009: 0.3 million), and allowance for doubtful debts of $1.5 million (nine-month period 2009: 0.5 million), we would have recorded a net income of $15.2 million, an effective increase of $1.9 million, or 14% growth, as compared to the same period in 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $45.8 million, an increase of $25.5 million, from $20.3 million as at December 31, 2009, which is principally attributable to the cash proceeds from a public offering consummated in May, 2010 and the exercise of warrants in June 2010. Our current assets totaled $141.4 million as of September 30, 2010, while our current liabilities totaled $6.1 million, which results in a current ratio of 23 times.

We had no bank loans or other interest bearing borrowings outstanding as of September 30, 2010.

We believe that our currently available working capital will be sufficient to maintain our operations at the current level and for at least the next twelve months.

Results of Operations (continued)

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
(in U.S. dollars)	2010	2009
Net cash generated in operating activities	$(4,810,220)	$10,147,430
Net cash used in investing activities	(2,460,926)	(3,045,862)
Net cash provided by financing activities	30,828,271	－
Net increase in cash and cash equivalent	23,557,125	7,101,568
Effect of exchange rate changes on cash and cash equivalents	1,952,225	(39,981)
Cash and cash equivalents at the beginning of the period	20,313,089	11,952,235
Cash and cash equivalents at the end of the period	$45,822,439	$19,013,822

Operating Activities

Net cash used in operating activities was $4.8 million for nine-months ended September 30, 2010 which was decrease of $15.0 million as compared to $10.1 million net cash generated from operating activities for the same period in 2009. The decrease was mainly due to a slowdown in the collection of trade receivables as the Company granted long credit terms to certain long-term customers ranging from 90 to 270 days.

Investing Activities

Net cash used in investing activities was $2.5 million for nine months ended September 30, 2010, which was an decrease of $0.6 million from the $3 million net cash used in investing activities for the same period in 2009. The cash used in investing activities in third quarter 2009 mainly related to the deposit paid for the acquisition of a 10% interest of Pacific Dragon. No such transaction occurred during the nine months ended September 30, 2010.

Financing Activities

 Net cash generated from financing activities increased to of $30.8 million, which is principally attributable to the cash proceeds from the public offering of 1,243,000 shares of our common stock and the exercise of the warrants for 186,450 shares with an exercise price of $16.10 per share for total consideration of $20.1 million and net proceeds $10 million from the exercise of the 2009 warrants for 1,857,024 shares, exercise price $5.385 per share. The proceeds were netted against listing expenses. No cash provided from financing activities in the same period of last year due to no financing activities incurred.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2010, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2010,our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, during the quarter ended June 30, 2010, management identified several material weaknesses in its disclosure controls and procedures and internal controls over financial reporting as of March 31, 2010.  The material weaknesses identified by our management related to the following two accounting errors: (i) the failure by the Company to account for 326,600 shares of common stock awarded to directors and officers for services during the quarter ended March 31, 2010 and (ii) incorrectly eliminating inter-company sales and cost of sales twice for the quarter ended March 31, 2010.  During the third quarter 2010, management enhanced the supervision and review of the financial reporting process for the preparation of US GAAP based financial statements.  We believe these remediation steps correct the material weaknesses discussed above and that no further training to the Company's finance team was required. We will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our fiscal year 2010 testing procedures.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 [REMOVED AND RESERVED]

ITEM 5 OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AGRITECH, INC.

Date: November 9, 2010	By:	/s/ Yu Chang
Yu Chang
Chief Executive Officer, President, Secretary and Chairman

Date: November 9, 2010	By:	/s/ Yau-Sing Tang
Yau-Sing Tang
Chief Financial Officer and Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002